Form 10-K
period 1993-12-31
JOSLYN CORP /IL/
filed 1994-03-28
CIK 54045

_______________________________________________________________________________

                             SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       Form 10-K
(Mark One)

  X
_____ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended:  December 31, 1993

                                           OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ________ TO _______
                          ______________________________________
                              Commission File Number:  0-1252

                                  JOSLYN CORPORATION
______________________________________________________________________________
                  (Exact name of Registrant as specified in its charter)

              Illinois                                  36-3560095
________________________________________  ____________________________________
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

30 South Wacker Drive - Chicago, Illinois                   60606
_________________________________________    _________________________________
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (312) 454-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $1.25 par value
                          Common Stock Purchase Rights
                          ______________________________
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             X
                       Yes ______      No _______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1994 (based upon the closing price on that day) was $144,863,280.

     As of March 1, 1994, 7,108,141 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the annual shareholders report for the year ended December 31, 1993, ("Annual Report") are incorporated by reference into Parts I and II.

       Portions of the definitive proxy statement dated March 25, 1994 ("Proxy Statement") are incorporated by reference into Part III.

Page 1 of 56                                       Exhibit Index on Page 20

                                      PART I


Item 1.    BUSINESS

     1(a)  GENERAL DEVELOPMENT OF BUSINESS

     Joslyn Corporation, an Illinois corporation (together with its subsidiaries, the "Registrant") is a holding company formed in 1988 in connection with a share exchange with its principal operating subsidiary, Joslyn Manufacturing Co. Joslyn Manufacturing Co., founded by Marcellus L. Joslyn, was incorporated in Illinois on December 6, 1902 as the Independent Arm and Pin Co.

     The Registrant is a holding company for a number of subsidiaries which are engaged primarily in the manufacturing and supplying of electrical hardware, apparatus, protective equipment, air pressurization and dehydration products and services used in the construction and maintenance of transmission and distribution facilities to electric power and telephone companies. The Registrant's subsidiaries also manufacture and supply vacuum switchgear and electrical controls to commercial and industrial markets as well as protective equipment, connector backshells, and air and gas dehydration systems to aerospace and defense companies.

     The Registrant has eleven wholly owned operating subsidiaries:

* JOSLYN MANUFACTURING CO., a Delaware corporation, manufactures and supplies electrical hardware, apparatus, and protective equipment used in the construction and maintenance of electric power transmission and distribution facilities and telephone and cable television communication lines.

* JOSLYN CLARK CONTROLS, INC., a Delaware corporation, manufactures electrical controls, fire pump controllers, general purpose contactors and starters for industrial and commercial markets.

* JOSLYN CANADA INC., organized under the laws of the Province of Ontario, Canada, supplies electrical apparatus and protective equipment, high-voltage vacuum and sulfur hexaflouride (SF-6) switching equipment for commercial, heavy industrial and electrical utility markets within Canada.

* JOSLYN HI-VOLTAGE CORPORATION, a Delaware corporation, manufactures and supplies high-voltage vacuum and air switching equipment for commercial, heavy industrial and electrical utility markets.

* JOSLYN ELECTRONIC SYSTEMS CORPORATION, a Delaware corporation, manufactures and supplies electric power equipment, electronic protection equipment, and field test equipment designed and produced primarily for the telecommunications, industrial, aerospace and defense industries.

* JOSLYN POWER PRODUCTS CORPORATION, a Delaware corporation, manufactures and supplies sulfur hexaflouride (SF-6) fuses and medium voltage switchgear for commercial, industrial and electrical utility markets.

* JOSLYN JENNINGS CORPORATION, a Delaware corporation, manufacturers and supplies vacuum capacitors for aerospace and defense markets and vacuum interrupters for industrial, commercial and electrical utility markets.

* JOSLYN RESEARCH AND DEVELOPMENT CORPORATION, a Delaware corporation, conducts research and product development jointly with other Joslyn subsidiaries.

* ADK PRESSURE EQUIPMENT CORPORATION, a Delaware corporation, manufactures and distributes air dehydrators and associated equipment to provide and monitor pressurized dry air. Most products are used to prevent moisture intrusion in telephone cables, antenna lines and wave guides and are sold to telephone markets worldwide.

* The SUNBANK FAMILY OF COMPANIES,INC., a California holding corporation, and its two subsidiaries, SUNBANK ELECTRONICS,INC., and AIR-DRY CORPORATION OF AMERICA, Delaware corporations, supply custom designed electrical connector accessories and flexible conduits, multi-conductor cable and air and gas dehydration systems for aerospace and defense markets.

* JOSLYN FOREIGN SALES CORPORATION, organized under the laws of the Virgin Islands of the United States, exports the Registrant's products throughout the world.

     1(b)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS
     Note 12, Segment of Business Reporting, on page 22 of the Annual Report is incorporated herein by reference.

     1(c)  NARRATIVE DESCRIPTION OF BUSINESS
     The Registrant's business is composed of two business segments: Utility Systems and Electrical Technologies. The products and services of Registrant's subsidiaries have been grouped as business segments based upon and in a manner consistent with the types of markets existing for the products and services.

                             UTILITY SYSTEMS SEGMENT

     (a)  PRINCIPAL PRODUCTS AND SERVICES
     The Registrant designs and manufactures construction, maintenance materials and electric power protection equipment principally for electric power distribution and overhead telephone and cable television communication lines. These products are manufactured from metal, rubber and porcelain and include pole line hardware, earth anchors, power surge arresters, power distribution cut-outs, cable termination devices and other products. Sales of these materials and products by Registrant's subsidiaries are made directly to ultimate users, distributors for resale to ultimate users, contractors, and to original equipment manufacturers by a direct sales force of approximately twenty people. Distribution is made directly from manufacturing plants or through a network of distribution centers operated by Registrant's subsidiaries.

     (b)  RAW MATERIALS
     Materials used in the manufacture of the products of this segment are basic commodities, primarily various types of steel, rubber, porcelain, zinc, zinc oxide powder and components which are readily available and are purchased by Registrant's subsidiaries from numerous sources, none of which is material to the business of this segment as a whole.

     (c)  PATENTS, LICENSES AND TRADEMARKS
     The Registrant does not consider that the business of the Utility Systems segment is dependent to a material extent upon patent and trademark protection, although certain features of the products of this segment are protected by patents and trademarks. Licensing of these products to others plays no material role in the Registrant's earnings.

     (d)  SEASONAL ASPECTS OF BUSINESS
     Although the level of business of the Utility Systems segment varies modestly throughout the year, the business of this segment is not seasonal.

     (e)  CUSTOMERS
     The business of this segment is not dependent upon any single customer or a few customers, the loss of which would have a material adverse effect on this segment as a whole.

     (f)  BACKLOG ORDERS
     The Registrant does not believe information related to backlog orders to be material to the understanding of the business of this segment.

     (g)  RENEGOTIATION OF PROFITS
     The business of the Utility Systems segment is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (h)  COMPETITION
     There are several competitors in every product line of this segment resulting in strong competition. Because of the range of products manufactured by Registrant's subsidiaries, it is difficult to determine accurately its overall competitive position in these lines. The Registrant believes, however, that it is one of the principal suppliers of transmission, distribution and communication hardware, electric power surge arresters, electric power distribution cutouts and terminating devices in the United States and Canada.

     Some of the products manufactured by this segment, however, are commodity products with respect to which the Registrant experiences competition with directly competing products. The Registrant competes on the basis of its service, product quality, marketing technique and price and believes that its ability in these areas permits it to compete effectively.

                      ELECTRICAL TECHNOLOGIES SEGMENT

     (a)  PRINCIPAL PRODUCTS AND SERVICES
     Electric power and electronic protection equipment and switchgear are designed and produced primarily for use by the telecommunications, industrial, aerospace, defense, electric utility and petrochemical industries. These products include communication transient voltage suppression devices, communication test equipment, vacuum interrupters for power switching, starters and contactors, air dryers, and sulfur hexaflouride switches. The Registrant's defense products include electrical flexible conduits, vacuum capacitors, air and gas dehydration systems, electromagnetic pulse protection applications, and specialty products. Such products are primarily sold by Registrant's subsidiaries own sales force or through sales representatives directly to end users or to original equipment manufacturers, although some sales are made to distributors for resale.

     (b)  RAW MATERIALS
     Materials used in the manufacture of the products of the Electrical Technologies segment are basic commodities and components which are readily available and are purchased by Registrant's subsidiaries from numerous sources, none of which is material to the business of this segment as a whole.

     (c)  PATENTS, LICENSES AND TRADEMARKS
     The Registrant does not consider that the business of the Electrical Technologies segment is dependent to a material extent upon patent and trademark protection, although certain features of the products of the segment are protected by patents and trademarks. Licensing of these products to others is not material to the Registrant's earnings.

     The Registrant has obtained licenses to utilize various patents in some of the lines of business of this segment. However, no product manufactured by the Electrical Technologies segment under licenses from others makes a material contribution to sales or earnings.

     (d)  SEASONAL ASPECTS OF BUSINESS
     Although the level of the business of the Electrical Technologies segment varies modestly throughout the year, the business of this segment is not seasonal.

     (e)  CUSTOMER
     The business of this segment is not dependent upon any single customer or a few customers, the loss of which would have a material adverse effect on the segment as a whole.

     (f)  BACKLOG ORDERS
     The Registrant does not believe information related to backlog orders to be material to the understanding of the business of this segment.

     (g)  RENEGOTIATION OF PROFITS
     The business of the Electrical Technologies segment is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

     (h)  COMPETITION
     There are several competitors in most product lines of this segment resulting in competition. Because of the range of products manufactured by the Registrant's subsidiaries, it is difficult to determine accurately its overall competitive position in these lines. The Registrant believes, however, that it is one of the principal U.S. suppliers of electrical power switching systems using vacuum and SF-6 technologies.

     Some of the electrical products manufactured by this segment are high technology products with respect to which Registrant's subsidiaries experience competition with products utilizing competing technology. The Registrant competes on the basis of its advanced technology, services, product quality, marketing technique and price and believes that its ability in these areas permits it to compete effectively.

EFFECT OF ENVIRONMENTAL PROTECTION

     Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material adverse impact upon capital expenditures, earnings and the competitive position of the Registrant and its subsidiaries, except to the extent as described in Item 3, "Legal Proceedings." The Registrant regularly makes provision in its budgeted capital expenditures for environmental control facilities; however, for the current fiscal year ending December 31, 1993, and for future periods, the Registrant has not planned any capital expenditures for environmental control facilities which are expected to be material to current operations. See also Item 3, "Legal Proceedings."

NUMBER OF EMPLOYEES

     As of March 1, 1994, the Registrant had approximately 2,025 employees.

     1(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
     Note 12, Segment of Business Reporting, on page 22 of the Annual Report is incorporated herein by reference.


Item 2.    PROPERTIES

                                                              EXPIRATION
                                                                OF TERM
PLANT OR FACILITY AND LOCATION      GENERAL CHARACTER          IF LEASED
______________________________      _________________          __________

(a) CORPORATE HEADQUARTERS
    Allen County, Indiana           Undeveloped Property
    Bonner County, Idaho            Undeveloped Property
    Chicago, Illinois               Office                     4/30/05
    Goleta, California              Undeveloped Property
    Santa Maria, California         Undeveloped Property


(b) UTILITY SYSTEMS
    Birmingham, Alabama             Distribution Center and
                                    Undeveloped Property
    Brooklyn Center, Minnesota      Undeveloped Property
    Chicago, Illinois               Manufacturing Plant and
                                    Distribution Center
    Chicago, Illinois               Manufacturing Plant

    Franklin Park, Illinois         Office, Manufacturing Plant
    Franklin Park, Illinois         Undeveloped Property
    Richmond, Virginia              Distribution Center and    9/1/96
                                    Sales Office
    Vernon, California              Distribution Center        10/30/94


(c) ELECTRICAL TECHNOLOGIES
    Alsip, Illinois                   Manufacturing Plant
    Cleveland, Ohio (116th Street)    Manufacturing Plant
    Cleveland, Ohio (Harvard Avenue)  Manufacturing Plant
    Goleta, California                Manufacturing Plant
    Lachine, Quebec                   Manufacturing Plant
                                         and Office             12/31/96
    Lancaster, South Carolina         Manufacturing Plant
    Maui, Hawaii                      Investment Property
    Moorpark, California              Manufacturing Plant      1/31/98
    Paso Robles, California           Manufacturing Plant      1/31/98
    San Dimas, California             Service Center           Month to Month
    San Jose, California              Manufacturing Plant
    Spokane, Washington               Manufacturing Plant      9/30/94
    Somerset, New Jersey              Distribution Center
                                        and Sales Office       Month to Month
    Woodstock, Illinois               Office, Manufacturing
                                         Plant and Test
                                            Facility


     The Registrant believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.

Item 3.    LEGAL PROCEEDINGS
     Registrant's subsidiary, Joslyn Manufacturing Co. (the "Company") previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. An environmental reserve for estimated additional, future remedial actions and clean-up costs for known sites currently under investigation pursuant to environmental laws and regulations
has been made.   Note 6, Environmental Matters, on page 19 of the Annual
Report is incorporated herein by reference.

     Joslyn Manufacturing Co. executed a Consent Order effective May 30, 1985, with the Minnesota Pollution Control Agency pertaining to a former wood treating facility owned by the Company located in Brooklyn Center, Minnesota. The Consent Order requires the Company to undertake soil and groundwater investigation and clean-up of the site. The Company is currently performing its obligations under the Consent Order and is continuing the clean-up of the site. Registrant has completed a significant portion of the clean-up at the site.

     The Louisiana Department of Environmental Quality issued administrative orders against potentially responsible parties, including Joslyn Manufacturing Co., to perform a clean-up at a former wood treating facility located in Bossier City, Louisiana. The Company is complying with the administrative order and has unilaterally implemented a remedial action plan for remediating the site. Additional offsite soil remediation may be required. The Company has begun preliminary investigation of offsite areas. The site has recently been proposed for listing on the National Priorities List by the U.S. Environmental Protection Agency. The Company is opposing the proposed listing. The Company is currently appealing adverse decisions against other potentially responsible parties as well as its insurance carrier for allocation, contribution and indemnification for remediation efforts which have been or will be performed by the Company.

     The Company is a defendant in a purported class action lawsuit entitled, JOHNSON ET AL. V. LINCOLN CREOSOTE CO., INC., filed with the 26th Judicial Court for Bossier Parish, Louisiana, No. 70481 on February 23, 1987, . Plaintiffs are seeking damages allegedly sustained from the disposal of materials on the former wood treating site previously owned and operated by the Company prior to 1970 and located in Bossier City, Louisiana. The damages sought are unspecified. The Court held a hearing for the purpose of determining class certification but no decision has yet been made by the judge. The Company has tendered the defense of the suit to its insurance carrier.

     On November 20, 1986, the Illinois Environmental Protection Agency issued an Immediate Removal Order for the Company's former wood treating facility in Franklin Park, Illinois. In compliance with that Order, Registrant has completed a significant portion of the clean-up at the site.

     In 1990, the Company entered into a Consent Order with the current property owner and the Oregon Department of Environmental Quality pertaining to a former wood treating facility located in Portland, Oregon. The Consent Order requires an investigation of the site which is continuing. It is anticipated that a feasibility study for remediating the site will be completed in 1994.

    The Company has been named as a third party defendant in a suit filed on September 11, 1992 entitled UNITED STATES OF AMERICA, ET AL. VS. SCA SERVICES OF INDIANA V. OMNISOURCE CORP., F89-29, U.S. District Court Northern District Indiana (Ft. Wayne Division). The suit seeks contribution for the remediation of the Ft. Wayne Reduction Superfund Site. The Company is one of over 65 potentially responsible parties. The Company is defending the suit.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


EXECUTIVE OFFICERS OF THE REGISTRANT

     Listed below are the names, titles, offices, positions and ages of all executive officers of the Registrant. There are no family relationships between them. The officers' terms in office expire on April 27, 1994, the date of the meeting of the Board of Directors, which is held immediately before the 1994 Annual Meeting of Shareholders.


    DONALD B. HAMISTER        Chairman of the Board - Age 73

    Experience

    1992         Retired as Chief Executive Officer
    1991         Re-elected Chief Executive Officer
    1987         Retired as Chief Executive Officer


    RAYMOND E. MICHELETTI     President, Chief Executive Officer and a
                              Director - Age 68

    Experience

    1992         Elected President, Chief Executive Officer and Director
    1991         Elected President, Chief Operating Officer and Director
    1988         Elected Senior Vice President; Elected President,
                 Joslyn Hi-Voltage Corporation


    LAWRENCE G. WOLSKI        Director, Executive Vice President, Chief
                              Financial Officer, and Utility Systems Group
                              Director - Age 49
    Experience

    1993         Elected Executive Vice President
    1987         Elected Senior Vice President

   GEORGE W. DIEHL           Vice President, Power Switching and Controls
                             Group Director and a Director - Age 54

   Experience

   1991          Appointed Vice President; Elected President and Chief
                 Operating Officer, Joslyn Hi-Voltage Corporation
   1988          General Manager, Joslyn Hi-Voltage Corporation


   DANIEL DUMONT             Vice President - Age 46

   Experience

   1990          Appointed Vice President; Elected President and
                 Chief Operating Officer,  Joslyn Canada Inc.
   1987          General Manager, Joslyn Canada Inc.


   WAYNE M. KOPROWSKI        Vice President, General Counsel and Secretary -
                             Age 47
   Experience

   1990          Elected Vice President
   1986          Elected General Counsel and Secretary, Joslyn Corporation


   STEVEN L. THUNANDER       Vice President - Age 43

   Experience

   1988          Appointed Vice President; Elected President and
                 Chief Operating Officer, Joslyn Manufacturing Co.

                                 PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     Information regarding the price of Registrant's common stock, dividend payments and numbers of shareholders is included in Common Stock Prices and Dividends on page 10 of the Annual Report which is incorporated herein by reference.

Item 6.    SELECTED FINANCIAL DATA

     Selected financial data, which is included in the Five-Year Comparative Financial Data on page 10 of the Annual Report, is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 4 through 9 of the Annual Report is incorporated herein by reference.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report, are incorporated herein by reference:

                                                               ANNUAL REPORT
                                                                  PAGE NO.
                                                               _____________

     Consolidated Statement of Income for the Years Ended
       December 31, 1993, 1992 and 1991                               11

     Consolidated Balance Sheet -- December 31, 1993 and 1992         12

     Consolidated Statement of Shareholders' Equity for the
       Years Ended December 31, 1993, 1992 and 1991                   13

     Consolidated Statement of Cash Flows for the Years Ended
       December 31, 1993, 1992 and 1991                               14

     Notes to Consolidated Financial Statements                      15-23

     Report of Independent Public Accountants                         23


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)   Information regarding directors of the Registrant required by this
	   Item 10 is contained under the caption "Nominees For Election As Director" on pages 2 and 3 of the Proxy Statement, and is incorporated herein by reference.

     (b) Information regarding executive officers of the Registrant required by this Item 10 is included on pages 10 and 11 in Part I of this Report pursuant to General Instruction G of Form 10-K.

Item 11.    EXECUTIVE COMPENSATION

     Information concerning executive compensation required by this Item 11 is contained under the following captions in the Proxy Statement, and is incorporated herein by reference:

                                                       PROXY
                                                     Statement
                                                      Page No.
                                                      _________

     Compensation of Directors                             5

     Summary Compensation Table                            6

     Stock Option/SAR Grants in 1993                       7

     Defined Benefit Pension Plan                          7

     Employment Agreements                                 8



Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is contained in the Proxy Statement under the captions "Principal Holders of Voting Securities" on page 4 and "Security Ownership of Management on March 3, 1994" on page 3 and is incorporated herein by reference.

                                       PART IV

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
	   FORM 8-K

    (a)1.  Financial Statements

	   Included in Part II of this report:

	   Consolidated Statement of Income for the years ended December 31, 1993, 1992 and 1991

	   Consolidated Balance Sheet as of December 31, 1993 and 1992

	   Consolidated Statement of Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991

	   Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991

	   Notes to Consolidated Financial Statements

       2.  Financial Statement Schedules

	   Included in Part IV of this Report:                          PAGE


	   Report of Independent Public Accountants on
	   Consolidated Financial Statement Schedules                     16

	   Schedule II - Amounts Receivable From Related
	   Parties And Underwriters, Promoters and Employees              17

	   Schedule V - Property, Plant and Equipment                     18

	   Schedule VI - Accumulated Depreciation of Property,
	   Plant and Equipment                                            19

	   Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       3.  Exhibits

	   The exhibits filed in response to Item 601 of Regulation S-K and
	   Item 14(c) of Form 10-K are listed in the Exhibit Index on page 20. Management contracts or compensatory plans or arrangements are identified in the Exhibit Index by a "+".

    (b)    Reports on Form 8-K

	   No reports on Form 8-K were filed during the fourth quarter of the period ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1994

                               JOSLYN CORPORATION



                               By:/s/ Raymond E. Micheletti
                               ________________________________
                                 Raymond E. Micheletti
                                 President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                        Title                         Date


/s/Donald B. Hamister          Chairman of the Board            March 30, 1994
________________________
  Donald B. Hamister


/s/Raymond E. Micheletti       President, Chief Executive
________________________       Officer, Director                March 30, 1994
 Raymond E. Micheletti


/s/Lawrence G. Wolski          Executive Vice President,        March 30, 1994
________________________       Chief Financial Officer, Chief
 Lawrence G. Wolski            Accounting Officer, Director


/s/William E. Bendix           Director                         March 30, 1994
________________________
 William E. Bendix


/s/John H. Deininger           Director                         March 30, 1994
________________________
 John H. Deininger


/s/Richard C. Osborne         Director                          March 30, 1994
________________________
 Richard C. Osborne


/s/Walter W. Schoenholz       Director                          March 30, 1994
________________________
 Walter W. Schoenholz

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON
                     CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
                     ___________________________________________

     We have audited, in accordance with generally accepted auditing standards,

the consolidated financial statements included in Joslyn Corporation's annual report incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 1994.  Our audit was made for the purpose of forming an opinion on those statements taken as a whole.  The schedules listed in Item

14(a)(2) are presented for purposes of complying with the Securities and

Exchange Commission's rules and are not part of the basic consolidated financial statements.  These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                               ARTHUR ANDERSEN & CO.


Chicago, Illinois
 February 9, 1994.

                                  SCHEDULE II

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                   AND UNDERWRITERS, PROMOTERS AND EMPLOYEES
                   _________________________________________



                                                                Balance at
                                                               End of Period
                                                               _____________


	   Balance at
Name of    Beginning                 Amounts       Amounts               Not
Debtor     of Period     Additions   Collected   Written Off  Current  Current
______________________________________________________________________________

Year Ended December 31, 1993
A.R. Gray(1)$175,000         $0      $5,000          $0          $0   $170,000


Year Ended December 31, 1992
A. R. Gray  $185,000         $0      $10,000         $0          $0   $175,000


Year Ended December 31, 1991
A. R. Gray  $195,000         $0      $10,000         $0          $0   $185,000





____________________________

    (1) Mr. Gray is Vice President and a Director of Joslyn Electronic Systems Corporation. The above debt relates to his relocation to California from Spokane, Washington, and is a second mortgage on his primary residence of 0% interest, payable in annual installments of the lesser of $10,000 or his annual bonus. The Balance at the end of the period for the current portion is not determinable until annual bonus payments are granted. A balloon payment equal to the unpaid balance of the loan is due March 1, 1997.

                                    SCHEDULE V

                                 JOSLYN CORPORATION
                           PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (IN THOUSANDS)
    -----------------------------------------------------------------------------------------------
    Column  A                         Column B    Column C     Column D     Column E     Column F
    -----------------------------------------------------------------------------------------------
                                    Balance At                                          Balance At
                                    Beginning     Additions                               End Of
    Classification                   Of Year       At Cost   Retirements        Other      Year
    -----------------------------------------------------------------------------------------------
    1993:                                                                         (a)
    Land                               $ 6,920      $     -       $    -        $ 605      $ 7,525
    Buildings                           24,317          412           50         (169)      24,510
    Machinery and Equipment             45,566        3,170        1,153          185       47,768
    Construction In Progress               635         (154)                        5          486
    -----------------------------------------------------------------------------------------------
                                       $77,438      $ 3,428       $1,203        $ 626      $80,289
    -----------------------------------------------------------------------------------------------
    1992:                                              (b)
    Land                               $ 4,213      $ 2,940       $  233        $   -      $ 6,920
    Buildings                           22,293        2,774          746           (4)      24,317
    Machinery and Equipment             43,926        4,670        2,971          (59)      45,566
    Construction In Progress               259          376            -            -          635
    -----------------------------------------------------------------------------------------------
                                       $70,691      $10,760       $3,950        $ (63)     $77,438
    -----------------------------------------------------------------------------------------------
    1991:
    Land                               $ 4,208      $     5       $    -        $   -      $ 4,213
    Buildings                           21,865          552          124            -       22,293
    Machinery and Equipment             42,415        3,310        1,799            -       43,926
    Construction In Progress               490         (223)         -              -          259
    -----------------------------------------------------------------------------------------------
                                       $68,978      $ 3,644       $1,923        $  (8)     $70,691
    -----------------------------------------------------------------------------------------------

(a) 1993 includes the transfer of $438 of long-term assets, previously held for resale, to land and buildings, $280 of a tax agents reclassification within fixed asset categories and $193 of equipment to the acquisition for cash of the EEV vacuum capacitor product line.

    (b) 1992 includes $8,018 of property, plant and equipment relating to the acquisition for cash of Lear Siegler Jennings Corp.


                                SCHEDULE VI


                            JOSLYN CORPORATION
                      PROPERTY, PLANT AND EQUIPMENT
              YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                              (IN THOUSANDS)

    --------------------------------------------------------------------------------------------------
    Column  A                           Column B     Column C     Column D     Column E     Column F
    --------------------------------------------------------------------------------------------------
                                     Additions
                                     Balance At    Charged To                            Balance At
                                      Beginning    Costs And                               End Of
    Classification                     Of Year      Expenses   Retirements        Other    Year
    --------------------------------------------------------------------------------------------------
    1993:
    Buildings                             $13,054       $1,031       $   35         $  6      $14,056
    Machinery and Equipment                22,834        4,147          730           (2)      26,249
    --------------------------------------------------------------------------------------------------
                                          $35,888       $5,178       $  765         $  4      $40,305
    --------------------------------------------------------------------------------------------------
    1992:
    Buildings                             $12,396       $1,047       $  387         $ (2)     $13,054
    Machinery and Equipment                21,406        3,912        2,446          (38)      22,834
    --------------------------------------------------------------------------------------------------
                                          $33,802       $4,959       $2,833         $(40)     $35,888
    --------------------------------------------------------------------------------------------------
    1991:
    Buildings                             $11,341       $1,072       $   17         $  -      $12,396
    Machinery and Equipment                19,318        3,798        1,710            -       21,406
    --------------------------------------------------------------------------------------------------
                                          $30,659       $4,870       $1,727         $  -      $33,802
    --------------------------------------------------------------------------------------------------

    Depreciation is computed using the straight-line method for financial statement purposes. Generally the rates of depreciation range from 2.5% to 4% for buildings and 6.67% to 20% for machinery and equipment.

                                    EXHIBIT INDEX

                                                                         Page

3(i) Articles of Incorporation (Exhibit D to Registrant's Form S-4 Registration Statement filed March 17, 1988)*


3(ii)  By-Laws (Exhibit D to Registrant's Form S-4 Registration
       Statement filed March 17, 1988)*


4 Rights Agreement with the First National Bank of Chicago dated February 10, 1988 (Exhibit 4 to Registrant's 1987 Form 10-K)*


10     (a)  Form of Employment Agreement with Mr. Micheletti
       (Exhibit 10(c) to Registrant's 1991 Form 10-K)*+

       (b)  Form of Employment Agreement with Mr. Wolski
       (Exhibit 10(c) to Registrant's 1991 Form 10-K)*+

       (c) Joslyn Corporation Long Term Incentive Compensation Plan (Exhibit 10(c) to Registrant's 1989 Form 10-K)*+

       (d)  Joslyn Corporation Parity Compensation Plan
       (Exhibit 10(c) to Registrant's 1989 Form 10-K)*+

       (e) Joslyn Mfg. and Supply Co. Employee Stock Benefit Plan, as amended (Exhibit A to Registrant's Proxy Statement dated March 25, 1983)*+

       (f)  Joslyn Corporation Stock Option Plan (Exhibit A to
       Registrant's Proxy Statement dated March 28, 1989)*+


13     Portions of the Annual Report for the year ended
       December 31, 1993 incorporated by reference                         21

21     Subsidiaries of the Registrant                                      41

23     Consent of Independent Public Accountants                           42

99     Proxy Statement dated March 25, 1994                                43

*      Incorporated by reference.
+      Management contract or compensatory plan or arrangement.

                                    EXHIBIT 13
           PORTIONS OF THE ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 1993
                             INCORPORATED BY REFERENCE



Management's Discussion and Analysis of
Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Corporation remains strong with a working capital ratio of 2.8 to 1 at December 31, 1993 compared to a restated 2.5 to 1 at December 31, 1992. Net deferred tax assets and retained earnings were reduced and restated by $3.1 million due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", as discussed in Note 4 of the Notes to Consolidated Financial Statements.

     Joslyn Corporation has no long-term debt. The $41.1 million of cash and cash equivalents, together with internally generated funds and unused lines of credit with a bank, should provide adequate liquidity and financial flexibility for 1994 and beyond to fund planned operations, environmental remedial expenditures, normal capital expansion and acquisitions. The sources and uses of cash flows are summarized in the Consolidated Statement of Cash Flows.

     The Balance Sheet was comparable from December 31, 1992 to December 31, 1993. Inventories increased $3.7 million or 11.5% from the prior year end, reflecting increased inventory levels at several subsidiaries to provide more












Page 21                                                                   4
responsiveness to customer demand and because of new
products.   Despite the higher year-end inventory levels, the average
monthly inventory turnover during 1993 improved compared to 1992.
Also, Accounts Payable increased $1.2 million, or 10.8%, due to the timing of payments while Accrued Liabilities decreased $3.0 million, or 10.4%, due to 1) a decreased current accrual for environmental matters,
2) payments made for the relocation or discontinuance of product lines and 3) a reduction in advance payments. Environmental accruals are discussed more fully in Note 6 of the Notes to Consolidated Financial Statements.

     Expenditures for environmental clean-up activities were $2.7 million in 1993 compared to $15.0 million in 1992. The 1992 expenditures were partially offset by cash recoveries from an insurance carrier and other third parties which resulted in approximately $9.6 million being credited to the environmental accruals. The Corporation anticipates that it may spend up to approximately $2.0 million in 1994. The expenditures are expected to continue to decrease in the future years.

     Although inflation has not been a significant factor in the last several years, the Corporation continually seeks to minimize its effects by controlling costs and improving productivity. Costs are passed on by increasing selling prices when competitive conditions permit.
















Page 22                                                                   5

RESULTS OF OPERATIONS 1993

     Net income of $14.9 million was 4% higher than in 1992 and was $2.10 per share, a new Joslyn record. In 1993, sales of $217.7 million and income from business segments of $27.8 million were flat compared to 1992. Increases in the Electrical Technologies segment of business offset decreases in the Utility Systems segment.

     The Electrical Technologies business segment sales of $142.7 million were $6.5 million or 4.7% greater than in 1992 and operating income of $22.8 million was $1.5 million or 7.1% greater than in 1992.
Joslyn Jennings, acquired during the second quarter of 1992, made a significant contribution not only because it was included for the entire year in 1993, but also because its operating results improved. Joslyn Electronic Systems had an excellent year by increasing sales more than 14% and improving profit margins. New products helped these increases. Joslyn Hi-Voltage, Joslyn Clark Controls and Joslyn Sunbank had increased sales and earnings. Joslyn Power Products' sales and earnings were lower due to changes in product mix, decreased volume related to significant competition and because of delays in obtaining new orders. The integration of the Air-Dry and ADK Pressure Equipment operations resulted in lower combined sales and earnings because of distractions associated with this merger, as well as continued softness in defense and some areas of the telecommunications markets.

     The Utility Systems business segment had a difficult year with sales down $6.6 million from $81.7 million in 1992 and operating income down $1.7 million from $6.7 million in the prior















Page 23                                                                   6
year. The segment's markets were weak, which led to reduced sales and increased competition. In addition, operating inefficiencies and start-up problems were encountered due to closing the Birmingham, Alabama hardware plant and relocating the production to the Chicago, Illinois hardware plant.

     The gross profit margin improved to 27.3% in 1993 from 26.3% in 1992 by selling higher margin products and reducing certain production costs.

     Selling, distribution and administrative expense of $29.5 million increased $2.8 million over 1992 primarily because of the inclusion of Joslyn Jennings and Sierra for the entire year in 1993 versus a partial year in 1992 and increased research and development expense.

     Other expense, net in 1993 includes charges related to plant consolidations and certain postemployment costs, as well as other miscellaneous charges of a non-operating nature.

     In the third quarter of 1993, Congress enacted the Revenue Reconciliation Act of 1993 (RRA) which, among other things, increased the federal statutory tax rate to 35% retroactive to January 1, 1993. Statement of Financial Accounting Standards No. 109 requires companies to recompute their tax assets if there are changes in tax laws or tax rates and to record the effects of the change in net income. In the third quarter of 1993, the Corporation recorded the effects of the RRA which increased net income and earnings per share by approximately two cents ($.02) per share because the Corporation has significant net deferred tax assets. The related tax benefit contributed to a portion of the improvement in the Corporation's effective income tax rate from 36.2% in 1992 to 34.7% in 1993.
















Page 24                                                                   7

RESULTS OF OPERATIONS 1992

     Sales of $217.9 million were $14.2 million or 7.0% greater and income from business segments of $28.0 million was $3.1 million or 12.3% greater in 1992 than in 1991.

     The Electrical Technologies business segment sales of $136.2 million in 1992 increased 13.8% over 1991. The 1992 sales include approximately $14 million by Joslyn Jennings Corporation since its acquisition in April 1992. All business units within this segment had increased sales except for the defense businesses which decreased 3%. Increased sales of the SF-6 Switch products and ADK Pressure Equipment's dryers and Adam-720 monitor system were particularly strong. Operating income from this segment of $21.3 million in 1992 increased 10.6% compared to 1991. Increased income from the SF-6 Switches, Joslyn Clark Controls and ADK Pressure Equipment, along with continued strong performance by Joslyn Hi-Voltage Corporation and contributions from Joslyn Jennings, more than offset decreased income from Joslyn Electronic Systems and the defense businesses.

     The Utility Systems business segment sales of $81.7 million in 1992 decreased 2.8% from 1991, but operating income of $6.7 million in















Page 25                                                                   8

1992 was 17.9% higher than in 1991. Operating income improved due to product mix, including the divestiture of a marginally profitable product line, and reduced operating costs related to actions taken in the last half of 1991. The Utility Systems segment had inventory reductions that also contributed to improved earnings performance.

     The gross profit margins improved to 26.3% for 1992 from 25.6% in 1991 due to changes in product mix, cost reductions and new products, combined with the ongoing process of reviewing and pruning marginal product lines.

     Selling, distribution and administrative expense of $26.7 million increased $1.6 million or 6.2% in 1992 compared to 1991 primarily because 1) the inclusion of Joslyn Jennings expenses,
2) increased direct costs related to higher sales and 3) greater spending for research and development, more than offset other expense reductions.

     Investment income of $1.2 million decreased 7.2% compared to 1991 because lower interest rates more than offset the increased average amount of funds invested.

     Other expense, net in 1992 includes primarily charges for plant consolidations, as well as miscellaneous other non-operating expenses and gains.

















Page 26                                                                   9

FIVE-YEAR COMPARATIVE DATA
Joslyn Corporation and Subsidiaries


    (dollar amounts in thousands
      except per share figures)              1993 *      1992        1991         1990         1989
    ===============================================================================================
    Summary of Operations:
    Net Sales                            $217,707    $217,889    $203,736     $197,006     $211,974
    Income (Loss) before Income Taxes
      and Cumulative Effect of
      Change in Accounting                 22,770      22,408      20,480       (6,990)***   20,120 ****
    Cumulative Effect of Change
      in Accounting                            --          --      (6,268)**    (3,067)*         --
    Net Income (Loss)                      14,870      14,308       6,937      (14,057)*     12,370
    Cash Dividends                          8,224       7,965       7,521        7,554        7,587
    -----------------------------------------------------------------------------------------------
    Per Share Amounts:
    Income (Loss) before Cumulative
      Effect of Change in Accounting        $2.10       $2.03       $1.87       $(1.55)       $1.74
    Cumulative Effect of Change
      in Accounting                            --          --        (.89)**      (.43)*         --
    Net Income (Loss)                        2.10        2.03         .98        (1.98)*       1.74
    Cash Dividends                           1.16        1.13        1.06 2/3     1.06 2/3     1.06 2/3
    Book Value at End of Year               13.97       13.03       12.26        12.35        15.43
    -----------------------------------------------------------------------------------------------
    Balance Sheet Data:
    Current Assets                       $114,098    $107,761    $105,953    $  91,656    $  95,309
    Current Liabilities                    41,057      42,833      44,289       32,187       35,128
    Working Capital                        73,041      64,928      61,664       59,469       60,181
    Net Property, Plant and Equipment      39,984      41,550      36,889       38,319       40,872
    Total Assets                          162,282     158,159     149,607      136,842      164,418
    Non-current Liabilities:
      Postretirement Medical Liability     13,990      13,229      10,831           --           --
      Environmental Accrual                 8,000      10,000       8,000       17,500       20,000
    Shareholders' Equity                   99,235      92,097      86,487       87,155      109,290
    -----------------------------------------------------------------------------------------------
    Other Statistics:
    Number of Employees                     2,025       2,000       1,900        1,950        2,100
    Number of Shareholders                  3,225       3,425       3,025        3,125        3,150
    Average Shares Outstanding          7,086,000   7,045,000   7,047,000    7,083,000    7,113,000
    ===============================================================================================

      *The Corporation adopted SFAS No. 109, "Accounting for Income Taxes",
       (See Note 4) in 1993 and elected to apply it retroactively to 1990. Accordingly, income and per share amounts in 1990 and certain balance sheet amounts for 1990, 1991 and 1992 were restated.

     **Relates to accounting change for postretirement medical benefits in 1991. See Note 7.

    ***Includes non-recurring charges of $23.5 million before taxes and $21.5 million after taxes primarily related to a write-down of goodwill and other intangibles.

   ****Includes non-operating items that net to $8.0 million pretax income.







COMMON STOCK PRICES AND DIVIDENDS
Shares Traded on the NASDAQ National Market System

										(in dollars per share)
======================================================================================================
                                         1993                                    1992
- ----------------------------------------------------------------------------------------------------
                            1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.     1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.
- ------------------------------------------------------------------------------------------------------
Common Stock Prices:
    High Bid                 27       28       27 1/2   25           22 3/4   22 3/4   23 7/8   27
    Low Bid                  23 1/4   22 1/2   24 3/4   23 1/2       20 7/8   20 1/4   22 3/8   23 3/4
Cash Dividends              .29      .29      .29      .29          .28      .28      .28      .29
======================================================================================================

The bid market price quotations were obtained from the NASDAQ National Market System. The bid prices represent prices between broker-dealers, do not include retail markups and markdowns or any commission to the broker-dealers and may not reflect prices in actual transactions. The approximate number of holders of the Corporation's common stock at March 1, 1994 was 3,200 (including employee shareholders under the Employees' Savings and Profit Sharing Plan, but excluding the number of shareholders of record whose shares are held in "nominee" or "street" name).








Page 27                                                                   10

CONSOLIDATED STATEMENT OF INCOME
Joslyn Corporation and Subsidiaries


    For the Years Ended December 31,                                          1993            1992            1991
    ==============================================================================================================
    Net Sales                                                         $217,707,000    $217,889,000    $203,736,000
    --------------------------------------------------------------------------------------------------------------
    Costs and Expenses:
    Cost of Goods Sold                                                $158,232,000    $160,614,000    $151,650,000
    Selling, Distribution and Administrative Expense                    29,491,000      26,724,000      25,160,000
    Profit Sharing Expense                                               2,191,000       2,596,000       2,023,000
    --------------------------------------------------------------------------------------------------------------
    Income from Business Segments                                     $ 27,793,000    $ 27,955,000    $ 24,903,000
    --------------------------------------------------------------------------------------------------------------
    General Corporate Expense                                         $  4,351,000    $  4,151,000    $  4,221,000
    Interest Expense                                                       135,000         213,000         195,000
    Investment (Income)                                                 (1,293,000)     (1,246,000)     (1,343,000)
    Other Expense, Net                                                   1,830,000       2,429,000       1,350,000
    --------------------------------------------------------------------------------------------------------------
    Income before Income Taxes and Cumulative Effect
        of Change in Accounting                                       $ 22,770,000    $ 22,408,000    $ 20,480,000
    Income Taxes                                                        (7,900,000)     (8,100,000)     (7,275,000)
    --------------------------------------------------------------------------------------------------------------
    Income before Cumulative Effect of Change in Accounting           $ 14,870,000    $ 14,308,000    $ 13,205,000
    Cumulative Effect to January 1, 1991 of Change
        in Accounting for Postretirement Medical Benefits                  --              --          (6,268,000)
    --------------------------------------------------------------------------------------------------------------
    Net Income                                                        $ 14,870,000    $ 14,308,000    $  6,937,000
    --------------------------------------------------------------------------------------------------------------
    Per Share Amounts:
    Income before Cumulative Effect of Change in Accounting                  $2.10           $2.03           $1.87
    Cumulative Effect of Change in Accounting                                  --              --             (.89)
    --------------------------------------------------------------------------------------------------------------
    Net Income Per Share                                                     $2.10           $2.03           $ .98
    ==============================================================================================================

    The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.











Page 28                                                                   11

CONSOLIDATED BALANCE SHEET
Joslyn Corporation and Subsidiaries

    December 31,                                               1993            1992 *
    ===============================================================================
    ASSETS
    -------------------------------------------------------------------------------
    Current Assets:
    Cash and Cash Equivalents                          $ 41,102,000    $ 38,228,000
    Receivables, Less Allowance ($1,116,000 in 1993
      and $1,213,000 in 1992) for Doubtful Accounts      25,676,000      26,264,000
    Inventories                                          36,360,000      32,624,000
    Prepaid Income Taxes and Other Current Assets        10,960,000      10,645,000
    -------------------------------------------------------------------------------
    Total Current Assets                               $114,098,000    $107,761,000
    -------------------------------------------------------------------------------
    Other Assets                                          8,200,000       8,848,000
    Net Property, Plant and Equipment                    39,984,000      41,550,000
    -------------------------------------------------------------------------------
    Total Assets                                       $162,282,000    $158,159,000
    ===============================================================================
    LIABILITIES AND SHAREHOLDERS' EQUITY
    -------------------------------------------------------------------------------
    Current Liabilities:
    Accounts Payable                                   $ 12,308,000    $ 11,112,000
    Accrued Liabilities                                  25,454,000      28,420,000
    Income Taxes                                          3,295,000       3,301,000
    -------------------------------------------------------------------------------
    Total Current Liabilities                          $ 41,057,000    $ 42,833,000
    -------------------------------------------------------------------------------
    Postretirement Medical Liability                   $ 13,990,000    $ 13,229,000
    -------------------------------------------------------------------------------
    Environmental Accrual                              $  8,000,000    $ 10,000,000
    -------------------------------------------------------------------------------
    Shareholders' Equity:
    Common Stock, $1.25 Par Value;
      Authorized 20,000,000 Shares, Issued 7,104,000
      Shares in 1993 and 7,068,000 Shares in 1992      $  8,880,000    $  8,835,000
    Retained Earnings                                    91,124,000      83,838,000
    Equity Adjustments                                     (769,000)       (576,000)
    -------------------------------------------------------------------------------
    Total Shareholders' Equity                         $ 99,235,000    $ 92,097,000
    -------------------------------------------------------------------------------

    Total Liabilities and Shareholders' Equity         $162,282,000    $158,159,000
    ===============================================================================

   *Restated to reflect Statement of Financial Accounting Standards No. 109,
    "Accounting for Income Taxes". See Note 4 in the Notes to Consolidated Financial Statements.

    The accompanying Notes to Consolidated Financial Statements are an integral part of this balance sheet.



Page 29                                                                   12

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Joslyn Corporation and Subsidiaries


                                                               Common Stock         Equity      Retained
For the Three Years Ended December 31, 1993                Shares       Dollars    Adjustments   Earnings
===========================================================================================================
Balance, December 31, 1990, as Previously Reported         7,055,000   $8,818,000    $ 109,000  $81,295,000
  Restatement for the Cumulative Effect on Prior Years
    for Change in Accounting Principle for Income Taxes           --           --           --   (3,067,000)
- -----------------------------------------------------------------------------------------------------------
Balance, December 31, 1990, as Restated                    7,055,000   $8,818,000    $ 109,000  $78,228,000
  1991 Net Income                                                 --           --           --    6,937,000
  1991 Cash Dividends ($1.06 2/3 Per Share)                       --           --           --   (7,521,000)
  Exercise of Stock Options                                   60,000       75,000           --      976,000
  Purchase of Common Stock                                   (90,000)    (113,000)          --   (1,611,000)
  Common Stock Transferred to Profit Sharing Plans            30,000       38,000           --      506,000
  Cumulative Translation Adjustment                               --           --       45,000           --
- -----------------------------------------------------------------------------------------------------------
Balance, December 31, 1991                                 7,055,000   $8,818,000    $ 154,000  $77,515,000
  1992 Net Income                                                 --           --           --   14,308,000
  1992 Cash Dividends ($1.13 Per Share)                           --           --           --   (7,965,000)
  Exercise of Stock Options                                   84,000      105,000           --    1,398,000
  Purchase of Common Stock                                   (92,000)    (115,000)          --   (1,817,000)
  Common Stock Transferred to Profit Sharing Plans            21,000       27,000           --      399,000
  Pension Liability Adjustment                                    --           --     (445,000)          --
  Cumulative Translation Adjustment                               --           --     (285,000)          --
===========================================================================================================
Balance, December 31, 1992                                 7,068,000   $8,835,000    $(576,000) $83,838,000
  1993 Net Income                                                 --           --           --   14,870,000
  1993 Cash Dividends ($1.16 Per Share)                           --           --           --   (8,224,000)
  Exercise of Stock Options                                   43,000       54,000           --      794,000
  Purchase of Common Stock                                   (17,000)     (21,000)          --     (392,000)
  Common Stock Transferred to Profit Sharing Plans            10,000       12,000           --      238,000
  Pension Liability Adjustment                                    --           --      (64,000)          --
  Cumulative Translation Adjustment                               --           --     (129,000)          --
===========================================================================================================
Balance, December 31, 1993                                 7,104,000   $8,880,000    $(769,000) $91,124,000
===========================================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.








Page 30                                                                   13

CONSOLIDATED STATEMENT OF CASH FLOWS
Joslyn Corporation and Subsidiaries

    For the Years Ended December 31,                              1993           1992           1991
    ================================================================================================
    Cash Flows from Operating Activities:
      Net Income                                          $ 14,870,000   $ 14,308,000   $  6,937,000
      Adjustments to Reconcile Net Income to
       Net Cash Flows from Operating Activities:
          Depreciation and Amortization                      5,230,000      5,057,000      4,968,000
          Deferred Income Tax Provision (Benefit)                7,000      1,045,000     (4,258,000)
          Change in Assets and Liabilities, Net of
             Effects of Acquisitions and Dispositions:
              Decrease(Increase) in Receivables                588,000       (468,000)     2,089,000
              (Increase)Decrease in Inventories             (3,506,000)     3,154,000      4,464,000
              (Increase)Decrease in Prepaid Income
                Taxes and Other Current Assets                 (51,000)       104,000        588,000
              (Decrease)Increase in Current Liabilities
                except Current Environmental Accrual        (1,725,000)     1,582,000      6,075,000
              (Decrease) in Current and Long-term
                Environmental Accruals, Net                 (2,671,000)    (5,377,000)    (2,868,000)
              Increase in Postretirement Medical
                Liability                                      761,000        899,000     10,831,000
              Other, Net                                        74,000     (2,621,000)      (433,000)
    ------------------------------------------------------------------------------------------------
    Net Cash Flows from Operating Activities              $ 13,577,000   $ 17,683,000   $ 28,393,000
    ================================================================================================
    Cash Flows from Investing Activities:
      Capital Expenditures                                $ (3,428,000)  $ (2,742,000)  $ (3,579,000)
      Acquisitions of Businesses                              (429,000)    (9,851,000)      (735,000)
      Proceeds from Sales of Property, Plant and
        Equipment and Dispositions                             693,000      2,786,000        441,000
    ------------------------------------------------------------------------------------------------
    Net Cash Flows from Investing Activities              $ (3,164,000)  $ (9,807,000)  $ (3,873,000)
    ================================================================================================
    Cash Flows from Financing Activities:
      Cash Dividends                                      $ (8,224,000)  $ (7,965,000)  $ (7,521,000)
      Purchase of Joslyn Common Stock                         (413,000)    (1,932,000)    (1,724,000)
      Transfer of Joslyn Common Stock to Profit
        Sharing Plans                                          250,000        426,000        544,000
      Exercise of Stock Options                                848,000      1,503,000      1,051,000
    ------------------------------------------------------------------------------------------------
    Net Cash Flows from Financing Activities              $ (7,539,000)  $ (7,968,000)  $ (7,650,000)
    ================================================================================================
      Net Increase(Decrease) in Cash and Cash Equivalents $  2,874,000   $    (92,000)  $ 16,870,000
      Cash and Cash Equivalents at Beginning of Year        38,228,000     38,320,000     21,450,000
    ------------------------------------------------------------------------------------------------
    Cash and Cash Equivalents at End of Year              $ 41,102,000   $ 38,228,000   $ 38,320,000
    ================================================================================================

      The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.






Page 31                                                                   14

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Joslyn Corporation and Subsidiaries

    1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

	 Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Corporation and all subsidiaries, after elimination of intercompany accounts and transactions.

	 Cash and Cash Equivalents:   Cash and cash equivalents of $41,102,000
    and $38,228,000 at December 31, 1993 and 1992, respectively, include cash equivalents which are highly liquid investments with original maturities or put dates of three months or less. They are recorded at cost which approximates market. Also included in this balance sheet caption are equity securities having an aggregate cost of $4,089,000 and $4,199,000 on December 31, 1993 and 1992 and an aggregate
    market value of $4,704,000 and $4,671,000, respectively.   At
    December 31, 1993, gross unrealized gains were $633,000 and there were immaterial gross unrealized losses. At December 31, 1992, gross unrealized gains were $504,000 and there were immaterial unrealized losses. There were $124,000 net realized gains on the sale of equity securities in 1993, immaterial net realized gains on the sale of equity securities in 1992 and no realized gains or losses on equity securities in 1991. At December 31, 1993, cash and cash equivalents also included $608,000 of restricted funds used to guarantee a self-insurance program with an insurance company.

	 Inventories: At December 31, 1993 and 1992, inventories of $18,424,000 and $17,646,000, respectively, are valued using the last-in, first-out (LIFO) method. The remaining inventories are valued at the lower of first-in, first-out (FIFO) cost or market. If FIFO inventory methods had been used for all inventories, the December 31, 1993 and 1992 inventories would have been $9,069,000 and $9,068,000 higher, respectively. During 1993, 1992 and 1991, certain inventories were reduced, which resulted in a liquidation of some LIFO inventories valued at lower costs prevailing in prior years. These liquidations resulted in increasing income before taxes by an immaterial amount in 1993, $875,000 in 1992 and $903,000 in 1991.

	 Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss from disposition is recognized. Maintenance and repair costs are expensed when incurred and were $4,261,000, $3,650,000 and $3,403,000 in 1993, 1992 and 1991,
    respectively.

	 Research and Development: Costs related to research and development activities are charged against income as incurred. These costs were approximately $6,200,000 in 1993, $5,000,000 in 1992 and $4,100,000
    in 1991.

	 Cash Flow Information: Cash paid for interest was $135,000 in 1993, $212,000 in 1992 and $199,000 in 1991. Cash paid for income taxes was $7,999,000 in 1993, $5,737,000 in 1992 and $6,626,000 in 1991.

	 Equity Adjustments: Included in Equity Adjustments are Cumulative Currency Translation Adjustments with debit balances of $260,000 and $131,000 at December 31,1993 and 1992, respectively, and Pension Liability Adjustments with debit balances of $509,000 and $445,000 at December 31, 1993 and 1992, respectively.

	 Net Income Per Share: Net income per share of common stock was computed based on weighted average shares of 7,086,000 in 1993, 7,045,000 in 1992 and 7,047,000 in 1991.


2.  FINANCING ARRANGEMENTS:

     At December 31, 1993, 1992 and 1991, the Corporation had unused lines of credit established with banks of $15.0 million, $17.5 million and $24.0 million, respectively, that may be drawn as needed. The lines of credit were not used during 1993, 1992 or 1991. In connection with the line of credit agreements, the Corporation was not required to maintain compensating cash balances in 1993. In 1992 and 1991, the Corporation maintained cash balances of 5% on certain unused credit lines and paid fees on certain other unused credit lines. At December 31, 1992, cash in the consolidated balance sheet included $125,000 used for compensating cash balances. The Corporation has complied with the compensating cash balance requirements of all credit agreements with banks.


Page 32                                                                   15

3. PROFIT SHARING AND PENSION BENEFITS:

    Most domestic subsidiaries of Joslyn participate in one of two Profit Sharing Plans. The plans distribute Unit Contributions primarily in relationship to covered compensation and years of service. For both plans, Company Unit Contributions are at the discretion of the Board of Directors of each participating Corporation and are related to profit sharing income, as defined, for each Company Unit. Company Unit Contributions are made partly in cash and partly in common stock of Joslyn Corporation. The plans have similar provisions requiring one year of service for eligibility and five years of service for vesting. Each member of the Profit Sharing Plans is entitled to vote the number of Joslyn Corporation shares allocated to that member's account. Additionally, a 401(k) savings feature is part of the plans which provides proportionate, fully-vested, Company matching contributions. Profit Sharing Expense for both plans was $2,191,000 in 1993, $2,596,000 in 1992 and $2,023,000 in 1991.

     Additional retirement benefits are provided through a frozen non-contributory, defined benefit pension plan for eligible domestic, salaried employees of participating units. Benefits are based on years of service and an average of the five highest consecutive years of defined compensation, both before the plan freeze date. Effective December 31, 1988, this plan was frozen and no employees may qualify for participation in the plan thereafter. No amounts were contributed in 1993, 1992 and 1991 because of the full funding limitation in the 1974 Employee Retirement Income Security Act (ERISA). If a qualified defined benefit pension plan is terminated and all accrued liabilities to employees and their beneficiaries are satisfied, in general, all remaining assets in the plan's trust may revert to the employer as income, subject to significant excise and income taxes.

     Joslyn Clark Controls, Inc. and Joslyn Jennings Corporation each also has a non-contributory, defined benefit pension plan for eligible hourly employees. The benefits are based on negotiated amounts per year of service. The Corporation's funding policy is to make the contribution required by ERISA.

     The three pension plans include provisions limiting benefits in accordance with the Internal Revenue Code and ERISA. The assets of the three pension plans consist primarily of stocks and bonds in a Master Trust account which is managed by an independent investment manager.

     Following is a schedule reconciling the aggregate funded status of the pension plans with the amounts included in the applicable consolidated balance sheet:

                                                                                 (in thousands)
- ------------------------------------------------------------------------------------------------
                                                      As of                       As of
                                                October 1, 1993            October 1, 1992
- ------------------------------------------------------------------------------------------------
                                            Overfunded  Underfunded    Overfunded  Underfunded
                                                Plan        Plans          Plan        Plans
- ------------------------------------------------------------------------------------------------
Assets and Obligations:
 Plan Assets at Fair Value                    $ 41,391      $ 3,385      $ 40,774      $ 3,137
 Accumulated Benefit Obligation*               (32,740)      (4,258)      (33,470)      (3,967)
- ------------------------------------------------------------------------------------------------
Plan Assets in Excess of (Less than)
 Benefit Obligation                           $  8,651      $  (873)     $  7,304      $  (830)
================================================================================================
Vested Benefit Obligation*                    $(31,866)     $(3,981)     $(32,298)     $(3,767)
================================================================================================
Funded Status:
 Plan Assets at Fair Value                    $ 41,391      $ 3,385      $ 40,774      $ 3,137
 Projected Benefit Obligation*                 (32,740)      (4,258)      (33,470)      (3,967)
 Items Not Yet Recognized
   in Earnings:
   Unrecognized Net Asset at
    January 1, 1985 being
    Recognized over 14 Years                    (1,813)        (141)       (2,158)        (169)
   Unrecognized Net (Gain) Loss                 (3,385)       1,053        (1,790)         894
   Unrecognized Prior Service Cost                   -          173             -          190
   Adjustment to Recognize Minimum
    Liability                                        -       (1,042)            -         (915)
- -----------------------------------------------------------------------------------------------
Prepaid (Accrued) Pension Cost                $  3,453      $  (830)     $  3,356      $  (830)
===============================================================================================

*Actuarial present values










Page 33                                                                   16

     The discount rate used in determining the actuarial present value of the projected benefit obligation as of October 1, 1993 and 1992 was 6.25% and, as of October 1, 1991 was 7.25%. The expected long-term rate of return on assets for 1993, 1992 and 1991 was 8.0%.

     The components of net pension income (cost) in 1993, 1992 and 1991 are as follows:


                                                   (in thousands)
- -----------------------------------------------------------------
                                         1993      1992     1991
- -----------------------------------------------------------------
Service Costs-Benefits
  Earned During the Period            $  (218)  $  (314) $  (124)
Interest Cost on Projected
  Benefit Obligation                   (2,231)   (2,187)  (1,736)
Actual Return on Plan Assets            3,004     4,189    4,918
Net Amortization and Deferrals           (549)   (1,664)  (3,081)
- -----------------------------------------------------------------
Net Pension Income (Cost)             $     6   $    24  $   (23)
=================================================================

4. INCOME TAXES:

      The Corporation adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes", in the first quarter of 1993 and elected to apply the provisions retroactively to the calendar year ended December 31, 1990. SFAS No. 109 requires the adjustment of deferred taxes for changes in tax rates and tax laws using the liability method. The adoption of SFAS No. 109 resulted in a $3.1 million, or $.43 per share, "Cumulative Effect of Change in Accounting" charge against 1990 net income and 1990 retained earnings. Net deferred tax assets also were reduced by $3.1 million. There was no effect on income or earnings per share for 1991, 1992 or for the first two quarters of 1993.

     In the third quarter of 1993, Congress enacted the Revenue Reconciliation Act of 1993 (RRA) which, among other things, increased the federal statutory rate from 34% to 35% retroactively to January 1, 1993. In the third quarter, the Corporation recorded the tax effects of the RRA which increased net income and earnings per share by approximately two cents ($.02) per share. The increase reflects the benefits related to the Corporation's significant net deferred tax assets.

Income before income taxes consists of the following:

                                               (in thousands)
- ---------------------------------------------------------------
                                        1993     1992     1991
- ---------------------------------------------------------------
Domestic                              $20,409  $20,467  $19,540
Foreign                                 2,361    1,941      940
- ---------------------------------------------------------------
                                      $22,770  $22,408  $20,480
===============================================================

The provision for income taxes consists of the following:

                                               (in thousands)
- ---------------------------------------------------------------
                                        1993     1992     1991
- ---------------------------------------------------------------
Current:
  U.S. Federal                        $ 5,801  $ 5,318  $ 5,918
  Foreign                                 787      594      322
  State and Local                       1,305    1,143    1,393
- ---------------------------------------------------------------
                                      $ 7,893  $ 7,055  $ 7,633
- ---------------------------------------------------------------
Deferred:
  U.S. Federal                        $    (6) $   822  $  (283)
  Foreign                                  15       46      (12)
  State and Local                          (2)     177      (63)
- ---------------------------------------------------------------
                                      $     7  $ 1,045  $  (358)
- ---------------------------------------------------------------
Total Income Tax Provision            $ 7,900  $ 8,100  $ 7,275
===============================================================
Page 34                                                                   17

     A reconciliation of the statutory U.S. federal income tax rates to the Corporation's effective income tax rates is as follows:
- -----------------------------------------------------------------
                                            1993    1992    1991
- -----------------------------------------------------------------
Expected Tax Rates                          35.0%   34.0%   34.0%
State Income Taxes, Net of
  Federal Income Tax                         3.9     4.1     4.3
Tax Reductions Related to:
  Foreign Sales Corporation                 (1.5)   (1.4)   (1.4)
  U.S. Tax-exempt Interest                  (1.2)   (1.2)   (1.4)
  Research and Development
    Credit                                  (0.5)   (0.4)   (0.7)
U.S. Taxes on Foreign Operations             0.2     0.1     0.2
All Other, Net                              (1.2)    1.0     0.5
- ----------------------------------------------------------------
Effective Tax Rates                         34.7%   36.2%   35.5%
================================================================

     Deferred tax assets and liabilities arise from the tax effects of timing differences in the recognition of income and expenses for financial statement and tax purposes. Significant deferred tax assets and liabilities as of December 31, 1993 and 1992 are as follows:

                                                 (in thousands)
- ----------------------------------------------------------------
                                               1993        1992
- ----------------------------------------------------------------
Assets:
  Postretirement Medical                     $ 5,077     $ 4,650
  Environmental Matters                        3,705       4,034
  Other Employee Benefits                      1,868       1,604
  Warranties                                   1,421       1,545
  All Other                                    4,063       4,008
- ----------------------------------------------------------------
Gross Deferred Tax Assets                    $16,134     $15,841
Valuation Allowance                             (200)       (200)
- ----------------------------------------------------------------
                                             $15,934     $15,641
================================================================
Liabilities:
  Depreciation                               $ 4,552     $ 4,476
  Pension                                      1,246       1,113
  Other                                            -          43
- ----------------------------------------------------------------
Gross Deferred Tax Liabilities               $ 5,798     $ 5,632
================================================================

    The Corporation's policy is to provide deferred U.S. federal income taxes on the undistributed cumulative income of its foreign operating subsidiaries, to the extent that foreign tax credits are not available.

     The Corporation's tax credit carry-forwards are not significant.

     In 1991, the Corporation recorded a pretax charge of $10.2 million for the cumulative effect to January 1, 1991 of a change in accounting for postretirement medical benefits. This charge resulted in related deferred federal and state income taxes of $3.2 million and $0.7 million, respectively.


5. STOCK OPTIONS:

    The shareholders have approved two stock option plans for key employees which include Incentive Stock Options (ISOs), non-qualified stock options and non-qualified stock options with tandem stock appreciation rights. Stock options granted after 1991 and ISOs do not have tandem stock appreciation rights. These plans provided for a maximum of 2,081,250 shares that could be delivered upon exercise of stock options and stock appreciation rights
(SARs). Stock options and SARs are granted at the market value of the Corporation's stock on the date of grant. Options granted prior to 1990 are exercisable not less than six months nor more than ten years after the date of the grant. Options granted subsequent to 1989 are exercisable not less than six months nor more than five years after the date of the grant.

     An SAR entitles an option holder to elect to receive, in lieu of the exercise of an option and without payment to the Corporation, an amount equal to the difference between the option price and the market value of the common stock on the date the right is exercised. This amount may be paid in cash, in common shares, or in a combination thereof, subject to approval of a committee of non-participants. An immaterial expense in 1993 and expenses of $282,000 in 1992, $208,000 in 1991 are included in Other Expense, Net with respect to SARs. The Corporation made payments or issued stock related to the exercise of SARs as follows:

- ------------------------------------------------------------------
Year                       Number of Rights         Option Price
- ------------------------------------------------------------------
1993                           12,435              $15.29 to 21.17
1992                           45,764               14.92 to 21.17
1991                           28,748               15.29 to 18.25
==================================================================







Page 35                                                                   18

A summary of activity in the plans is presented below:

- --------------------------------------------------------------------------------------------
                                                                    Stock Options and
                                                                Stock Appreciation Rights
- --------------------------------------------------------------------------------------------
                                                              Shares         Option Price
============================================================================================
 Options Outstanding, December 31,1990                       337,790        $13.09 to 21.17
  Granted in 1991                                             82,455         14.92 &  17.67
  Exercised in 1991                                          (86,415)        14.92 to 21.17
  Cancelled in 1991                                          (11,738)        15.29 to 21.17
- --------------------------------------------------------------------------------------------
Options Outstanding, December 31, 1991                       322,092        $13.09 to 21.17
  Granted in 1992                                            134,431         21.17 &  27.00
  Exercised in 1992                                         (129,308)        14.92 to 21.17
  Cancelled in 1992                                           (7,812)        19.50 to 21.17
- --------------------------------------------------------------------------------------------
Options Outstanding, December 31, 1992                       319,403        $13.09 to 27.00
  Granted in 1993                                             77,808         24.75
  Exercised in 1993                                          (56,067)        14.92 to 21.17
  Cancelled in 1993                                           (3,054)        13.09 &  18.63
- --------------------------------------------------------------------------------------------
Options Outstanding, December 31, 1993                       338,090        $14.92 to 27.00
============================================================================================
Options Exercisable at:
   December 31, 1993                                         260,282        $14.92 to 27.00
   December 31, 1992                                         257,023         13.09 to 27.00
============================================================================================


6. ENVIRONMENTAL AND LEGAL MATTERS:

     The Corporation previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. All such treating operations were discontinued or sold prior to 1982. These facilities used wood preservatives that included creosote, pentachlorophenol and chromium-arsenic-copper. While preservatives were handled in accordance with all appropriate procedures called for at the time, subsequent changes in environmental laws now require the generators of these spent preservatives to be responsible for the cost of remedial actions at the sites where spent preservatives have been deposited.

     The Corporation has environmental accruals of approximately $10 million as of December 31, 1993. It is anticipated that approximately $2 million may be spent in 1994 on clean-up and related activities. Consequently, approximately $2 million is classified as a current liability and the remaining $8 million of the reserve is classified as a long-term liability at December 31, 1993.

     Net expenditures of $2.7 million, $5.4 million and $2.9 million were made during 1993, 1992 and 1991, respectively, on environmental clean-up and related activities, of former wood treating sites. The expenditures for 1992 are net of $9.6 million proceeds received from an insurance settlement and from other parties. No charges to expense were recorded in 1993, 1992 and 1991 related to the environmental accruals.

     While it is difficult to estimate the timing or amount of expenditures, the Corporation believes that this reserve is adequate for clean-up of known sites currently under investigation by various state and federal environmental agencies. The reserve is based on facts known at the current time; however, changes in EPA standards, possible future listing on the National Priorities List, improvements in clean-up technology and discovery of additional information concerning these sites and other sites could affect the estimated costs in the future. The Corporation has notified its insurance carrier of the sites being investigated and has submitted claims against it for the cost of clean-up at several sites. Recoveries, if any, from the carrier are uncertain at this time. Additionally, there are other potentially responsible parties who also operated certain of the sites. The reserve reflects an estimate of the allocation of remediation costs between the various parties.

Page 36                                                                   19

     Joslyn Manufacturing Co., a subsidiary of the Corporation, is a defendant in a purported class action tort suit. The suit alleges exposure to chemicals and property devaluation resulting from wood treating operations previously conducted at a Louisiana site. Both the size of the class and the damages are unspecified. The Corporation has tendered the defense of the suit to its insurance carrier. The Corporation believes that it may have adequate insurance coverage for the litigation, however, because of the above uncertainties, the Corporation is unable to determine at this time the potential liability, if any.

     The Corporation is involved in various other claims, legal actions and complaints arising in the normal course of business. It is the opinion of Management that such actions and claims will not have a material adverse effect on the results of operations or financial condition of the Corporation.


7. POSTRETIREMENT MEDICAL BENEFITS:

     The Corporation and its participating domestic subsidiaries provide optional health care benefits for retired employees under a frozen contributory plan. Employees may become eligible for these benefits if they were employed by the Corporation at the defined retirement age, were employed at least ten years and were hired prior to January 1, 1989. The benefits are subject to deductibles, co-payment provisions and other limitations, which are amended periodically. Also, the Corporation assumed a frozen retiree medical coverage plan as a result of its acquisition of the Jennings business in 1992. The following data is for these coverages in aggregate. These benefits are discretionary and are not a commitment to long-term benefit payments. The plans are funded as claims are paid.

     In 1991, Joslyn Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", on the immediate recognition basis. As a result of the adoption of SFAS No. 106, the Corporation recorded charges of $10,963,000 for optional postretirement medical benefits. The after-tax charge of $6,763,000, or $.95 per share, had two components: $6,268,000, or $.89 per share, was a one-time cumulative non-operating adjustment to January 1, 1991 and $495,000, or $.06 per share, was a charge for 1991, in addition to normal claims paid.

     The net periodic postretirement medical benefit cost for 1993, 1992 and 1991 was as follows:

                                                  (in thousands)
- ----------------------------------------------------------------
                                   1993        1992         1991
- ----------------------------------------------------------------
Service Cost                     $  434     $   486      $   514
Interest Cost                       762         889          868
Other                               (93)        (25)           -
- ----------------------------------------------------------------
Net Medical Benefit Cost         $1,103     $ 1,350      $ 1,382
================================================================

     The accumulated postretirement medical benefit obligation at December 31, 1993 and 1992 was as follows:

                                                 (in thousands)
- ----------------------------------------------------------------
                                              1993         1992
- ----------------------------------------------------------------
Retirees                                    $ 4,129      $ 3,651
Fully Eligible Active Plan Participants       1,138        1,308
Other Active Plan Participants                6,049        7,103
- ----------------------------------------------------------------
Total Accumulated Medical Obligation        $11,316      $12,062
Unrecognized Net Gain                         2,816        1,334
- ----------------------------------------------------------------
Accrued Medical Benefit Cost                $14,132      $13,396
================================================================

      The assumed health care cost trend rate used in the calculation for measuring the accumulated postretirement medical benefit obligation was 15.4% in 1993 and 17.7% in 1992. This rate was assumed to decrease by 2.3% per year to 8.5% in 1996 and remain at that level thereafter. The effect on the accumulated medical benefit obligation at January 1, 1993 of a one-percentage-point increase for each year in the health care cost trend rate used would result in an increase of $2,114,000 in the total obligation and a $211,000 increase in the aggregate service and interest cost components of the 1993 expense. The weighted average discount rates used to determine the accumulated postretirement medical benefit obligation as of December 31, 1993 and 1992 were 7% and 8%, respectively.








Page 37                                                                   20

    8.  ACQUISITIONS:

	In the second quarter of 1993, Joslyn Jennings Corporation purchased a vacuum capacitor product line from EEV Limited in Chelmsford, England.
    The product line was relocated to Joslyn Jennings' facility in San
    Jose, California. The purchase price was not material.

	In April 1992, Joslyn Corporation purchased, for cash, the stock of Lear Siegler Jennings Corp., a San Jose, California based manufacturer of high-voltage vacuum products and telecommunications test instrumentation. A wholly-owned subsidiary of Joslyn Corporation also purchased certain real estate, some of which is being used in the business and some of which was sold in 1993. The Corporation paid $9.9 million for this acquisition, which was accounted for by the purchase method. The operating results of this acquisition are included in the Corporation's consolidated financial statements from the date of acquisition.

	In March 1991, Joslyn Clark Controls, Inc. acquired a product line of photoelectric sensing and control devices that was relocated to Joslyn Clark Controls' plant in Lancaster, South Carolina. The purchase price was not material.


9. SHAREHOLDERS' RIGHTS:

    The Corporation has a Shareholders' Right attached to each share of common stock. Each Right entitles the holder to buy from the Corporation one newly issued share of common stock at an exercise price of $60. The Rights become exercisable upon the acquisition of a certain percentage of Corporation stock or a tender offer or exchange offer for Corporation stock by a person or group. The Corporation is entitled to redeem the Rights at $.05 per Right at any time prior to fifteen days after a public announcement that a person or group has acquired a certain percentage of the Corporation's common stock. Depending on the occurrence of certain specific events, each exercisable Right, other than Rights held by the acquiring party, either entitles the holder to purchase the Corporation's common stock at an adjusted per-share price equal to 20% of the then market price or entitles the holder to purchase a share of the acquiring company common stock at a 50% discount.
The Rights will expire on March 3, 1998.


10. OTHER EXPENSE, NET:

     Other Expense, Net in 1993, 1992 and 1991 includes primarily charges related to plant consolidations and to actions to eliminate marginal products as part of Management's continuing effort to simplify the organization, reduce costs and improve efficiencies. Also included are certain post-employment benefit expenses and other miscellaneous non-operating items. In 1992 and 1991, respectively, the expenses were partially offset by a gain on the sale of certain property and a $4 million gain from the settlement of a patent infringement lawsuit.


    11. DETAILS OF CONSOLIDATED BALANCE SHEET:

                                             (in thousands)
- ------------------------------------------------------------
                                          1993         1992
- ------------------------------------------------------------
    Inventories:
      Finished Goods                    $ 6,788      $ 6,826
      Work in Process                    11,407        9,685
      Raw Materials                      18,165       16,113
- ------------------------------------------------------------
                                        $36,360      $32,624
============================================================
    Prepaid Income Taxes and
      Other Current Assets:
        Prepaid Income Taxes            $ 8,693      $ 8,308 *
        Other                             2,267        2,337
- ------------------------------------------------------------
                                        $10,960      $10,645
============================================================
    Net Property, Plant and Equipment:
      Land                              $ 7,525      $ 6,920
      Buildings                          24,510       24,317
      Machinery and Equipment            47,768       45,566
      Construction in Progress              486          635
- ------------------------------------------------------------
                                        $80,289      $77,438
      Less Accumulated Depreciation      40,305       35,888
- ------------------------------------------------------------
                                        $39,984      $41,550
============================================================

    Accrued Liabilities:
      Reserve for Environmental Matters $ 1,889      $ 2,560
      Accrued Wages, Bonuses and
        Vacation Expenses                 3,616        3,486
      Accrued Taxes, Other than
        Income Taxes                      1,543        1,425
      Accrued Warranties and
        Workers' Compensation             6,088        5,694
      Advance Payments                    2,279        3,065
      Reserve for Relocation or
        Discontinuance of Product Lines   1,007        2,488
      Other Accrued Liabilities           9,032        9,702
- ------------------------------------------------------------
                                        $25,454      $28,420
============================================================
      *  Restated. See Note 4.














Page 38                                                                   21

12. SEGMENT OF BUSINESS REPORTING:

     The operations of the Corporation are divided into the following business segments for financial reporting purposes:

     Electrical Technologies: Electronic protection equipment, high voltage vacuum products, connector accessories and switchgear are designed and produced for use by the telecommunications, industrial, aerospace, defense, electric utility and petrochemical industries. These products include communication electronic transient suppression devices, telecommunications test instrumentation, electric switching and interrupting systems, capacitors, relays, starters, contactors, fire pump controllers, sulfur hexafluoride switches and air pressurization and dehydration products for insulated cables, antenna lines and waveguides and similar systems.

     Utility Systems: Construction and maintenance materials and electric power protection equipment are designed and produced principally for electric power distribution and for overhead telephone communication lines. These products are manufactured and assembled from metal, rubber and porcelain and include hardware, earth anchors, power surge arresters, cable accessories, electrical terminating devices and other products. In addition, the Corporation sells complementary goods produced by other manufacturers.

     Inter-segment sales are not material. Foreign operations of the Corporation, which are not material, are located in Canada and primarily serve markets in that country. No single customer accounts for 10% or more of the Corporation's sales. General Corporate assets are principally cash and cash equivalents, prepaid expenses and land.

    Financial information by business segments is as follows:
									   (in thousands)
    -------------------------------------------------------------------------------------
                                    Net     Income from    Identi-                Capital
                                  Customer   Business      fiable      Depre-     Expendi-
                                   Sales     Segments      Assets      ciation     tures
    1993
    =====================================================================================
    Electrical Technologies      $142,677     $22,781    $ 74,649      $3,134      $2,092
    Utility Systems                75,030       5,012      31,391       1,912       1,305
    General Corporate                  -           -       56,242         132          31
    -------------------------------------------------------------------------------------
    Consolidated                 $217,707     $27,793    $162,282      $5,178      $3,428
    =====================================================================================
    1992
    Electrical Technologies      $136,217     $21,276    $ 71,648      $2,780      $1,804
    Utility Systems                81,672       6,679      33,614       2,025         898
    General Corporate                   -           -      52,897         154          40
    -------------------------------------------------------------------------------------
    Consolidated                 $217,889     $27,955    $158,159      $4,959      $2,742
    =====================================================================================
    1991
    Electrical Technologies      $119,680     $19,236    $ 60,815      $2,638      $2,590
    Utility Systems                84,056       5,667      35,513       2,104       1,008
    General Corporate                   -           -      53,279         128          46
    -------------------------------------------------------------------------------------
    Consolidated                 $203,736     $24,903    $149,607      $4,870      $3,644
    =====================================================================================

    Export sales from the Corporation's United States operations to unaffiliated customers were as follows:

                                                                     (in thousands)
- -----------------------------------------------------------------------------------------
                                                           1993        1992        1991
- -----------------------------------------------------------------------------------------
   Asia                                                  $11,249     $13,584     $11,560
   Europe                                                  9,333       7,047       5,906
   Western Hemisphere                                      9,635       8,708       6,351
   Other                                                   2,805       3,148       1,187
- -----------------------------------------------------------------------------------------
   Total                                                 $33,022     $32,487     $25,004
=========================================================================================

Page 39                                                                   22

    13. QUARTERLY FINACIAL INFORMATION (Unaudited):

    The following table sets forth certain unaudited quarterly financial information for 1993 and 1992:

                                                                (In thousands except per share figures)
- -------------------------------------------------------------------------------------------------------
                                                                         1993
- -------------------------------------------------------------------------------------------------------
                                                        1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.    Total
- -------------------------------------------------------------------------------------------------------
    Net Sales                                            $57,430  $56,111  $53,689  $50,477   $217,707
    Gross Profit                                          15,736   15,460   14,187   14,092     59,475
    Net Income                                             3,918    3,940    3,832    3,180     14,870
    Net Income Per Share                                     .55      .56      .54      .45       2.10
=======================================================================================================

- -------------------------------------------------------------------------------------------------------
                                                                          1992
- -------------------------------------------------------------------------------------------------------
                                                         1st Qtr. 2nd Qtr. 3rd Qtr. 4th Qtr.    Total
- -------------------------------------------------------------------------------------------------------
    Net Sales                                            $52,198  $55,388  $56,234  $54,069   $217,889
    Gross Profit                                          13,862   14,720   14,467   14,226     57,275
    Net Income                                             3,581    3,793    3,830    3,104     14,308
    Net Income Per Share                                     .51      .54      .54      .44       2.03
=======================================================================================================

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Joslyn Corporation:

     We have audited the accompanying consolidated balance sheets of Joslyn Corporation (an Illinois corporation) and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 1993. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joslyn Corporation and Subsidiaries as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 7 to the consolidated financial statements, effective January 1, 1991, the Corporation changed its method of accounting for postretirement benefits other than pensions.

     As explained in Note 4 to the consolidated financial statements, the Corporation has given retroactive effect to the change in accounting for the method of calculating the provision for income taxes.


Chicago, Illinois                             ARTHUR ANDERSEN & CO.
  February 9, 1994












Page 40                                                                   23

                                    EXHIBIT 21
                         Subsidiaries of the Registrant


*  JOSLYN MANUFACTURING CO., a Delaware corporation


*  JOSLYN CLARK CONTROLS, INC., a Delaware corporation


* JOSLYN CANADA, INC., organized under the laws of the Province of Ontario, Canada


*  JOSLYN HI-VOLTAGE CORPORATION, a Delaware corporation


*  JOSLYN ELECTRONIC SYSTEMS CORPORATION, a Delaware corporation


*  JOSLYN JENNINGS CORPORATION, a Delaware corporation


*  JOSLYN RESEARCH AND DEVELOPMENT CORPORATION, a Delaware corporation


* THE SUNBANK FAMILY OF COMPANIES, INC., a California holding corporation, and its two subsidiaries, SUNBANK ELECTRONICS, INC., and AIR-DRY CORPORATION OF AMERICA, Delaware corporations

* JOSLYN FOREIGN SALES CORPORATION, organized under the laws of the Virgin Islands of the United States.

                                    EXHIBIT 23
                     CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
                     _________________________________________





     As independent public accountants, we hereby consent to the incorporation by reference in Registration Statement File No. 33-50686 of our report dated

February 9, 1994, included or incorporated by reference in the Joslyn

Corporation and subsidiaries Form 10-K and to all references to our firm included in that Registration Statement.





                                                ARTHUR ANDERSEN & CO.


Chicago, Illinois
 March 23, 1994.

                                   EXHIBIT 99
                     PROXY STATEMENT DATED MARCH 25, 1994


JOSLYN                                              Joslyn Corporation
CORPORATION                                         30 South Wacker Drive
                                                    Chicago, Illinois 60606
                                                    Telephone: (312) 454-2900
                                                    Telecopier: (312) 454-2930


                     Notice of Annual Meeting of Shareholders

                            To Be Held April 27, 1994

______________________________________________________________________________


     The Secretary of Joslyn Corporation hereby gives notice that the Annual Meeting of Shareholders of Joslyn Corporation will be held in the Assembly Room, 6th Floor, The Northern Trust Company Building, 50 South LaSalle Street, Chicago, Illinois 60675 on Wednesday, April 27, 1994, at 10:00 o'clock a.m., for the following purposes:


     (1)     the election of six Directors;

     (2) the ratification of the appointment of Arthur Andersen & Co. as independent public accountants for the year 1994;

     (3) the amendment of the Joslyn Corporation Articles of Incorporation to limit the personal liability of the Corporation's directors; and

     (4) the transaction of such other business as may properly come before the meeting or any adjournment thereof.

      Only Shareholders of record at the close of business on March 1, 1994 will be entitled to vote at the meeting.

      The Annual Report of the Corporation for the year 1993, including financial statements, accompanies this Proxy Statement.

      Each Shareholder, whether or not he or she expects to be present at the meeting, is requested to sign, date and return the enclosed Proxy in the envelope which is supplied with this Notice.

      By order of the Board of Directors,

                                               Joslyn Corporation




                                               Wayne M. Koprowski
                                               Secretary
______________________________________________________________________________

JOSLYN
CORPORATION
30 South Wacker Drive
Chicago, Illinois  60606


                              PROXY STATEMENT

     This Proxy Statement is furnished in connection with the solicitation of proxies on behalf of the Board of Directors of Joslyn Corporation (the "Corporation") for the Annual Meeting of Shareholders to be held in the Assembly Room, 6th Floor, The Northern Trust Company Building, 50 South LaSalle Street, Chicago, Illinois 60675 on Wednesday, April 27, 1994, at 10:00 o'clock a.m., or any adjournment thereof. On or before March 25, 1994, this Proxy Statement and the enclosed Proxy were first sent or given to the Corporation's Shareholders. The 1993 Annual Report to Shareholders, including financial statements for the fiscal year ended December 31, 1993, accompanies this Proxy Statement.

     The executive offices of the Corporation are located at 30 South Wacker Drive, Chicago, Illinois 60606.

     The only voting securities of the Corporation are its Common Shares, of which there were 7,108,141 shares outstanding on March 1, 1994, the record date. A majority of such shares will constitute a quorum for the transaction of business at the Annual Meeting. Shareholders are entitled to one vote for each Common Share of the Corporation held. The Board of Directors is soliciting discretionary authority to accumulate votes. In the election of the Board of Directors, shareholders have the right to vote the number of shares owned by them for each of the six nominees, or they may cumulate their votes and give six votes to one nominee for each share owned, or they may distribute their votes on the same principle among as many nominees as they choose. No act need be done or notice given prior to the exercise of such cumulative voting rights. An affirmative vote of the shareholders of at least two-thirds of the outstanding shares entitled to vote is required to approve the amendment to the Articles of Incorporation. For the purpose of counting votes, abstentions, broker non-votes and other shares not voted have the same effect as a vote against the proposal.

     Each proxy received by the Board of Directors of the Corporation will be voted as specified by the Shareholder thereon. Any Shareholder may revoke their proxy at any time prior to the voting thereof by (1) giving written notice of such revocation to the Secretary of the Corporation, (2) properly submitting to the Corporation a duly executed proxy bearing a later date or
(3) appearing in person at the 1994 Annual Meeting and voting in person.

     The cost of preparation of proxy solicitation materials and solicitation of proxies will be paid by the Corporation. In addition to use of the mails, proxies may be solicited by any Director, Officer, or employee of the Corporation either personally or by such other means as he may choose, and any such solicitation shall be made without additional compensation.

     The Corporation may reimburse brokers and others for their expenses in forwarding proxy solicitation materials to beneficial owners. The Corporation has retained Morrow & Co., Inc. to assist in the solicitation of proxies at an estimated fee of less than $10,000, plus reasonable expenses.







Page 44                                                                   1

NOMINEES FOR ELECTION AS DIRECTOR

     The Board of Directors has designated the six persons hereinafter listed to be nominees for election as Directors of the Corporation at the Annual Meeting. Proxies solicited by the Board of Directors will be voted as directed therein with respect to the election of Directors; but if no choice is specified in any proxy, then such proxies will be voted for such nominees. The entire Board of Directors is elected annually and each Director is elected to serve until his successor is duly elected and qualified unless the Directorship is eliminated, in which case the Directorship will expire at the next Annual Meeting.

     Each of the nominees has consented to serve as a Director if he is elected. If for any reason any such nominee for election should become unavailable for election, a circumstance the Board of Directors does not anticipate, discretionary authority may be exercised for a substitute nominee. The persons named in proxies hereby solicited reserve the right, exercisable in their sole discretion, to vote proxies cumulatively so as to elect all or as many as possible of such nominees depending upon circumstances at the meeting.

NOMINEES FOR REELECTION AS DIRECTOR:

William E. Bendix

     Mr. Bendix is President, Chief Executive Officer and a Director of Mark Controls Corporation, a NASDAQ listed company, and has held this position since 1987. Mark Controls Corporation is a manufacturer of industrial valves, liquid temperature control devices and electronic controllers. Prior to that, Mr. Bendix was Group Vice President and a Director and was responsible for five of the company's business units. Mr. Bendix joined Mark Controls as Vice President of Manufacturing in 1969, was subsequently named Vice President of Operations and was elected a Director in 1973. Prior to joining Mark Controls, Mr. Bendix was a principal at Theodore Barry and Associates, a management consulting firm with a practice emphasizing operations management. Mr. Bendix is a Director of DEP Corporation, the former Chairman of the Valve Manufacturers Association of America, and a former Director of Sargent-Welch Scientific Company. Mr. Bendix is 59 years of age.

John H. Deininger

     Mr. Deininger is Chief Executive Officer and President of Union City Body Company, L.P., a manufacturer of truck bodies. He is a retired Executive
Vice President of Illinois Tool Works, Inc., a manufacturer of engineered components and industrial systems. He was formerly President, Chief Operating Officer and a Director of Signode Industries, Inc., now a wholly-owned subsidiary of Illinois Tool Works, Inc. Mr. Deininger is currently a Director of Eljer Industries, a New York Stock Exchange listed company which manufactures and markets plumbing and heating ventilation products.
Mr. Deininger is also a Director of Life Fitness, Inc., a maker of exercise and fitness equipment and a Director of Wayn-Tex, Inc., a manufacturer of plastic woven for the carpet and food packaging industries. He formerly was a Director for Allied Tube & Conduit, a manufacturer of metal tubing for plumbing and electrical use. He is also a part-time consultant on industrial business operations. Mr. Deininger is 62 years of age.








Page 45                                                                   2

Donald B. Hamister

     Mr. Hamister is Chairman of Joslyn Corporation's Board of Directors. Mr. Hamister joined Joslyn in 1939. He became an Operating Manager of the Corporation in 1958 and was elected a Vice President and Director of the Corporation in 1973. He was elected President and Chief Executive Officer in 1978 and Chairman of the Board in 1979. He retired as President and Chief Executive Officer of the Corporation in 1985, was reelected to the position of Chief Executive Officer in 1986, and held that position until 1987. He was reelected as Chief Executive Officer in 1991 and held that position through December, 1992. Mr. Hamister served in the United States Navy from 1942 to 1946 attaining the rank of lieutenant. He is a member of the Institute of Electrical and Electronics Engineers and the Airline Avionics Institute. He served as Chairman of the Airline Avionics Institute from 1972 to 1974. Mr. Hamister is 73 years of age.

Raymond E. Micheletti

     Mr. Micheletti is President and Chief Executive Officer of Joslyn Corporation. He joined Joslyn in 1966, became General Manager of the Joslyn Hi-Voltage Equipment Division in 1972, was named Vice President of the Corporation in 1976, and assumed the additional responsibility of Joslyn's Wood Products Group. In 1984, he led the acquisition of a new business unit, Joslyn Clark Controls, Inc. He was named a Senior Vice President of the Corporation in 1988 with responsibility for the Industrial Controls business segment. In 1991, Mr. Micheletti was elected President and a Director of the Corporation. He led the acquisition of a new business unit, Joslyn Jennings Corporation, in 1992 and later that year was elected to his current position with the Company. He is a graduate electrical engineer and a member of the Institute of Electrical and Electronics Engineers. Mr. Micheletti is 68 years of age.

Richard C. Osborne

     Mr. Osborne is President, Chief Executive Officer and Chairman of the Board of Scotsman Industries, Inc., a New York Stock Exchange listed company. Scotsman is a leading manufacturer of refrigeration products primarily serving the foodservice, hospitality, beverage, bakery and healthcare industries, with a secondary focus on luxury appliances for the consumer market. Mr. Osborne previously held the position of Executive Vice President of Household Manufacturing, Inc. from 1982 to 1989, and from 1979 to 1982 was President of Structo and Halsey Taylor, a division of Household Manufacturing, Inc. Mr. Osborne was the Director of Manufacturing of Pillsbury Company from 1967 to 1979, and began his career as an Engineer with the Chevrolet Division of General Motors. Mr. Osborne is 50 years of age.

Lawrence G. Wolski

     Mr. Wolski is Executive Vice President, Chief Financial Officer, and Director of the Utility Systems Group. He joined Joslyn in 1974 as Controller, having been employed previously by Arthur Andersen & Co. for eight years, his last position being that of Audit Manager. In 1976, he was elected Vice President, Finance, of the Corporation. He was elected Chief Financial Officer of the Corporation in 1980, Senior Vice President in 1987, and Executive Vice President in 1993. Mr. Wolski was elected a Director of the Corporation in 1981. Mr. Wolski is 49 years of age.

SECURITY OWNERSHIP OF MANAGEMENT ON MARCH 3, 1994

     The following table sets forth information about the beneficial ownership of Common Stock for each Director and nominees for Director, each Executive Officer named in the Summary Compensation Table in this Proxy Statement, and all Directors and Executive Officers of the Corporation as a group as of March 3, 1994.
Page 46                                                                   3

Directors and                                         Number
  Nominees                                         of Shares(a)
______________                                     _____________

William E. Bendix . . . . . . . . . . . . . . . . . .   2,000
John H. Deininger . . . . . . . . . . . . . . . . . .     900
Donald B. Hamister  . . . . . . . . . . . . . . . . .  12,000
Raymond E. Micheletti . . . . . . . . . . . . . . . .  25,937
Richard C. Osborne  . . . . . . . . . . . . . . . . .     750
Lawrence G. Wolski  . . . . . . . . . . . . . . . . .  36,664


Certain Executive
  Officers
_________________

Wayne M. Koprowski  . . . . . . . . . . . . . . . . .  20,044
Steven L. Thunander . . . . . . . . . . . . . . . . .  21,645
A. Russell Gray   . . . . . . . . . . . . . . . . . .  11,541

Directors and Officers as a Group . . . . . . . . . . 155,897
____________

     (a) Includes shares Executive Officers have the right to acquire pursuant to the Corporation's Employee Stock Benefit and Stock Option Plans. The number of shares which each of the above individuals have the right to acquire are: Mr. Micheletti 12,253 shares; Mr. Wolski 22,664 shares; Mr. Koprowski 15,044 shares; Mr. Thunander 18,356 shares; and Mr. Gray 6,136 shares.

     In addition to the shares shown as owned by the nominees in the preceding table, the following approximate number of shares are held by the Profit Sharing Plan in which the individuals named have shared voting power as to those shares: Mr. Micheletti 1,698 shares; Mr. Wolski 1,451 shares; Mr. Koprowski 800 shares; Mr. Thunander 1,125 shares; and Mr. Gray 539 shares. None of the Director nominees or Executive Officers hold 1.0% or more of the outstanding shares of the Corporation.

PRINCIPAL HOLDERS OF VOTING SECURITIES

     The following table sets forth certain information regarding the beneficial ownership of the Corporation's Common Shares on December 31, 1993, by each person known by management to be the beneficial owner of more than 5% of the outstanding shares of the Corporation:


Name and Address of                           Amount and Nature of     Percent
 Beneficial Owner                             Beneficial Ownership     of Class
____________________                          ____________________    _________

Robert D. MacDonald, James H. Ingersoll &  . . . . . 659,438(a)          9.3%
David L. Everhart, Trustees
   150 N. Michigan Avenue, Suite 2500
   Chicago, Illinois  60601

Joslyn Retirement Plans' Company Stock Trust . . . . 454,472(b)          6.4%
   30 South Wacker Drive
   Chicago, Illinois  60606

Pioneering Management Corporation  . . . . . . . . . 430,337(c)          6.1%
   60 State Street
   Boston, Massachusetts  02109

Page 47                                                                   4

___________________
     (a) Includes 515,645 shares held by Messrs. MacDonald, Ingersoll and Everhart as co-trustees of the Alice Newell Joslyn Trust and the Marcellus Lindsey Joslyn Trust. These trusts have sole voting and dispositive power with respect to the shares in each trust. In addition to the 515,645 shares held with co-trustees Messrs. Ingersoll and Everhart, Mr. MacDonald holds 143,793 shares as a trustee of four other trusts.

     (b) Joslyn Retirement Plans' Company Stock Trust ("Trust") has sole voting and investment power for 43,173 of such shares and shared voting and investment power for 411,299 of such shares. The Trust beneficially owns certain of the above shares for the Corporation's Employees' Savings and Profit Sharing Plan ("Profit Sharing Plan") and the Trustee has power to dispose of such shares; provided, however, that in the event of a tender or exchange offer, the participants generally have the right to direct the Trustee on how to respond to the tender or exchange offer.

     (c) Pioneering Management Corporation has reported in its Form 13G that it has sole voting power as to 430,337 shares and shared dispositive power as to 430,337 shares.

BOARD OF DIRECTORS AND COMMITTEES

     The Board of Directors has standing Audit, Compensation and Nominating Committees. Messrs. William E. Bendix, Donald B. Hamister, Richard C. Osborne and Walter W. Schoenholz were the members of the Audit Committee during 1993. Messrs. John H. Deininger, Hamister, Osborne and Schoenholz were members of the Compensation Committee during 1993. Messrs. Raymond E. Micheletti, Bendix, Deininger, and Hamister were members of the Nominating Committee during 1993. In addition, the Board of Directors formed an ad hoc Succession Committee for the purpose of identifying candidates for the position of President and Chief Executive Officer to succeed Mr. Micheletti upon his retirement. Messrs. Bendix, Deininger, Hamister, Osborne and Schoenholz were members of the Succession Committee in 1993.

     Among other responsibilities, the Audit Committee recommends the selection of the independent public accountants, reviews the scope and procedures of the planned audit activities and reviews the results of the audits. The Audit Committee considers and approves in advance non-audit services performed by the independent public accountants to determine that such services do not compromise their independence. The Compensation Committee recommends the compensation to be paid for the services of the Directors and Executive Officers of the Corporation. The Nominating Committee develops criteria for Directors, evaluates the qualifications of and interviews prospective candidates for the Board of Directors of the Corporation and makes recommendations to the Directors of nominees for election to the Board of Directors of the Corporation.

     During 1993, there were two meetings for each of the Audit and Compensation Committees and one meeting of the Succession Committee. There were five meetings of the Board of Directors in 1993. All members of the Board attended all of the meetings of the Board, and all members of the Committees attended all meetings of the Committees of the Board.

COMPENSATION OF DIRECTORS

     Directors of the Corporation who are employees serve without additional compensation. Directors of the Corporation who are not employees of the Corporation each receive an annual compensation payment of $19,000. These Directors also receive $700 for each meeting of the Board of Directors or a Committee thereof attended and $700 for each day or fraction thereof spent in the conduct of the Corporation's business other than Board or Board Committee meetings. The Chairman of the Board of Directors receives an additional $10,000 per year to serve in that capacity.
Page 48                                                                   5

     Directors who are not employees may elect to become participants in the Deferred Compensation Plan in order to defer all or a portion of their fees. Deferred fees otherwise payable are credited to a participant's Deferred Fee Account bearing an annual interest rate. Upon termination of their services, payment from the Deferred Fee Account will be paid to the former Directors in installments.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid or to be paid for the fiscal year 1993 to the Chief Executive Officer and to the four most highly compensated Executive Officers of the Corporation. A more detailed explanation follows the table.

  Name and Principal     Fiscal                                   All Other
      Position            Year      Salary(1)        Bonus     Compensation(2)
____________________     _______    _________       _______    _______________
Raymond E. Micheletti     1993       $299,224       $91,125        $15,485
 President and Chief      1992        250,557       107,800         16,078
 Executive Officer        1991        219,657        76,223         14,812

Lawrence G. Wolski        1993       $237,548       $73,552        $15,485
 Exec. Vice President,    1992        233,001        82,854         16,078
 Chief Financial Officer  1991        220,534        71,320         14,812

Wayne M. Koprowski        1993       $148,610       $32,400        $10,716
 Vice President           1992        145,157        40,625         13,845
                          1991        136,718        36,963          9,849

Steven L. Thunander       1993       $164,882       $25,000         $5,839
 Vice President           1992        163,800        28,529          7,997
                          1991        163,132        10,000          4,796

A. Russell Gray           1993       $134,000       $25,746        $10,727
 Dir., Communications     1992        130,000         7,450          8,536
 & Defense Group          1991        125,000        18,237         10,751


______________________

     1) Salary includes base compensation and contributions made under the Joslyn Corporation Retirement Parity Compensation Plan ("Parity Plan"). Certain Executive Officers of Joslyn Corporation are participants in the Parity Plan. The Parity Plan provides annual payments to eligible employees who may elect to deposit their payments in an individual trust. Each trust provides for distribution upon: (1) retirement after attaining age 60, (2) disability or death, (3) attaining age 65, or (4) termination of employment prior to age 60. The 1993 Parity Plan amount for eligible individuals listed in the Summary Compensation Table were: Mr. Micheletti $29,224; Mr. Wolski $23,548; Mr. Koprowski $13,610; and Mr. Thunander $14,882.

     2) "All Other Compensation" is comprised of contributions on behalf of the Executive Officers to the Corporation's Profit Sharing Plan, a defined plan, except that it also includes a $1,000 director fee for Messrs. Gray and Thunander for being subsidiary company board members.








Page 49                                                                    6

STOCK OPTION/SAR GRANTS IN 1993

     The following tables show, as to the Chief Executive Officer and the four most highly compensated Executive Officers of the Corporation, information with respect to grants of non-qualified stock options and stock exercises for the period January 1, 1993 to December 31, 1993.

Non-Qualified Option grants awarded December 31, 1993

                              Securities      % of Total                                       Potential Realizable Value at
                              Underlying      Granted to                                    Assumed Annual Rates of Stock Price
                               Options        Employees       Base Price      Expiration       Appreciation for Option Term
    Name                      Granted(1)       in 1993        ($/share)(2)       Date           at 0%    at 5%    at 10%
_____________________         __________       _______        ____________    ___________      _______   _______   _______
Raymond E. Micheletti           9,273           11.9%           $24.75          6/29/99          $0      $70,731  $158,568
Lawrence G. Wolski              6,053            7.8%           $24.75          6/29/99           0       46,184   103,506
Wayne M. Koprowski              3,394            4.4%           $24.75          6/29/99           0       25,896    58,037
Steven L. Thunander             3,636            4.7%           $24.75          6/29/99           0       27,743    62,176
A. Russell Gray                 2,545            3.3%           $24.75          6/29/99           0       19,418    43,520

_______________________

     (1) All options were granted on December 31, 1993, and first become exercisable on June 29, 1994.

     (2) The Base Price equals the average of the last reported high and low transactions of Common Shares on the NASDAQ National Market System on the date of the grant of options.

     Aggregated Option/SAR Exercises in 1993 and Fiscal Year-end Option/SAR
     Values

     This table provides the number of shares acquired by stock option exercise during 1993. The value realized is the difference between the market price on the date of exercise and the base price multiplied by the number of shares exercised. The table also provides the year-end value of all stock options and Stock Appreciation Rights ("SARs") granted to but not yet exercised by each executive. The value represents the difference of the market price on December 31, 1993 and the base price multiplied by the number of outstanding options. This value may go up or down as the stock price fluctuates and is not realized until exercised.

                                                                             Securities                  Value
                                                                             Underlying             of Unexercised
                                                                            Unexercised              In-the-Money
                                                                          Options/SARs at          Options/SARs at
                                                                        1993 Fiscal Year-end:    1993 Fiscal Year-end:
                              Shared Acquired                              Exercisable/              Exercisable/
         Name                   on Exercise       Value Realized           Unexercisable            Unexercisable
_________________________       ___________       ______________           _____________            _____________
Raymond E. Micheletti            16,066              $76,289               12,253/9,413              $22,543/0
Lawrence G. Wolski                    0                    0               22,664/6,144               96,860/0
Wayne M. Koprowski                2,200               21,574               15,044/3,445               58,054/0
Steven L. Thunander                   0                    0               18,356/3,691               84,380/0
A. Russell Gray                     557                5,503                6,136/2,584               22,615/0

DEFINED BENEFIT PENSION PLAN

     Salaried employees participated in the Employees' Supplemental
Retirement Plan of Joslyn Corporation ("Pension Plan") until December 31, 1988 when the Pension Plan was frozen. Therefore, no additional benefit accruals for either additional employment service or compensation increases will be incurred. The estimated annual benefits payable upon retirement at age 65 for each of the individuals named in the Summary Compensation Table are as follows: Mr. Micheletti $40,158; Mr.Wolski $76,068; Mr. Koprowski $13,687; Mr. Thunander $34,976 and Mr. Gray $0.
Page 50                                                                   7

EMPLOYMENT AGREEMENTS

     The Corporation has entered into separate employment agreements with the following individuals: Messrs. Raymond E. Micheletti (President, Chief Executive Officer and a Director) and Lawrence G. Wolski (Executive Vice President, Chief Financial Officer and a Director). Each agreement provides for an annual salary to be paid to the employee at least equal to that being received at the date of the agreement.

     The agreements expire on March 31, 1994 as to Mr. Micheletti, and on December 31, 1996 as to Mr. Wolski. These agreements may be earlier terminated by Joslyn upon 180 days written notice. Messrs. Micheletti and Wolski each are entitled to receive salary at the rate in effect at the date of notice for a period of 18 months following termination of employment conditioned upon their rendition of consulting services to Joslyn for the remaining term of their Agreement. However, Joslyn may terminate an agreement within such period if the employee accepts other employment prior to the expiration of the period, and Joslyn reasonably determines the new employment to be in conflict or competition with Joslyn. Upon the death of any such employee, his legal representative is entitled to receive his salary payable to the end of the month following the month in which death occurs, plus incentive compensation for the fiscal year extended to the last day of the month following date of death, plus an amount equal to the monthly base salary in effect at the time of death multiplied by three. Mr. Micheletti has announced his intention to retire at the end of 1994 from his position of President and Chief Executive Officer and therefore his agreement will not be extended.


JOSLYN CORPORATION STOCK PERFORMANCE GRAPH

     The graph provided below compares Joslyn Corporation's cumulative shareholder total return with that of the NASDAQ Composite Index and the Dow Jones Electrical Equipment Group. The comparison is made by calculating the difference in share price from December 31, 1988, and December 31, 1993 and including the cumulative amount of dividends, assuming reinvestment, during this five year period. An initial investment of $100.00 has been used as a common point of reference.


Comparative Five Year Cumulative Total Return







				    - GRAPH -







Page 51                                                                   8

     For ease of comparison, the table below provides the data utilized in the graph. The table assumes an investment of $100.00 on December 31, 1988 and indicates the appreciation or depreciation of each investment over a five year period.

                              1988        1989      1990       1991       1992       1993
                            _______     _______    ______    _______    _______    _______
Joslyn Corporation          $100.00     $108.63    $88.92    $133.08    $182.13    $178.12
NASDAQ Market Index          100.00      112.89     91.57     117.56     118.71     142.40
Dow Jones Electrical         100.00      107.47     90.28      99.41      95.96     117.52
 Equipment Group

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is responsible for reviewing and approving to the Board compensation for the Executive Officers of the Corporation, including the Chief Executive Officer and the four most highly compensated Executive Officers. The Committee reviews base salaries and corporate and individual bonus goals of the Chief Executive Officer and of the Executive Officers as recommended by the Chief Executive Officer. The Committee also approves all grants of stock options under the Corporation's Stock Option Plan. All Committee members are non-employee, outside directors of the Corporation.


Compensation Philosophy

     The Corporation seeks to link Executive Officer compensation to profitability resulting in enhanced shareholder value. The compensation philosophy has the following objectives:

     - to attract and retain quality management

     - to encourage and reward performance on an individual, business unit and corporate basis

     - to reward both short term and long term performance

     - to tie executive compensation to long term growth of shareholder value

     The Corporation's executive compensation program is comprised of a base salary, an annual incentive bonus program and a long term incentive compensation plan in the form of stock options. In addition, Executive Officers are eligible to participate in various benefit plans, including medical insurance coverage and profit sharing, which are available to all employees.

Base Salary

     Base salaries for Executive Officers are determined in consideration of each Executive Officer's position, responsibilities, experience and performance. In setting compensation, the Committee takes into account the national marketplace for a group of companies consisting of





Page 52                                                                   9
electrical and electronics manufacturing companies of similar size (annual sales between $100 and $600 million) in the Corporation's labor market ("Labor Market Group"). The Committee decided against using the companies in the industry peer group as reflected in the Performance Graph because the Committee believes that the comparatively large size of many of the peer group companies distorts compensation levels for similar positions. Each Executive Officer's base salary is initially set at the median for similar positions within the Labor Market Group.

     The Committee annually reviews and may adjust individual salaries of all Executive Officers including the Chief Executive Officer and the four highest compensated Executive Officers taking into account compensation guidelines (utilizing executive compensation surveys, outside compensation specialists, or both), business performance and individual performance. Business performance is evaluated in reference to both actual corporate earnings results and comparative results of the companies in the Corporation's industry peer group as reflected in the Performance Graph. The factors impacting base salary are not independently assigned specific weights. Rather, the Committee reviews all the factors and makes salary recommendations which reflect the Committee's analysis of the aggregate impact of these factors.

     Mr. Micheletti's 1992 base salary of $220,000 was increased to $270,000 in 1993 in recognition of his promotion to Chief Executive Officer, the additional responsibilities that would be imposed on him in that capacity, and the Corporation's record earnings performance in 1992. The Committee used market comparisons obtained from compensation surveys for comparably sized manufacturing companies in setting his 1993 base salary. Mr. Micheletti's base salary places him about 20% below the median for chief executive officers in the Labor Market Group.

Annual Incentive Bonus Program

     In addition to base salary, each Executive Officer is eligible for an annual incentive cash bonus award under the Executive Management Incentive Plan. The Compensation Committee believes that the plan provides an additional short term incentive to those executives who have a greater potential impact on business performance by having a larger portion of their total compensation in variable bonus opportunities. Annual cash bonuses are paid based on formulas which take into consideration attainment of corporate and business unit earnings goals and individual goals designed to improve the Corporation's overall performance. Individual performance goals are taylored to each Executive Officer's position and vary from person to person. For Executive Officers, excluding the Chief Executive Officer, potential bonus payments range from 0% to a maximum of 50% of base salary depending on the Executive Officer's position with half of the bonus potential based upon corporate or business unit earnings performance and the other half based upon individual performance. However, since actual payouts are dependent on achieving pre-determined performance goals, failure to attain those goals could result in no bonus. During 1993, the Corporation achieved its business plan earnings goals for the year and the Executive Officers, including the Chief Executive Officer and the four highest compensated Executive Officers, received cash bonuses for achieving the business plan earnings goal.

     For 1993, Mr. Micheletti's potential bonus ranges from 0% to 70% of base salary with a target payment of 35% of base salary. Over 70% of his annual potential bonus was based upon the attainment targeted net income goals for the plan year, with the remaining bonus based upon the achievement of individual goals. For 1993, Mr. Micheletti was awarded a bonus of $91,125, which is 33.8% of base salary based in part upon the Committee's achievement of its 1993 business plan earnings goal.



Page 53                                                                   10

Long Term Incentive Compensation Plan (Stock Option Plan)

     The Compensation Committee believes that by providing key employees, including the Chief Executive Officer and the four highest compensated Executive Officers, who have substantial responsibility over the management and growth of the Corporation, with an opportunity to increase their ownership of the Corporation's stock, the interests of the shareholders and key employees, including Executive Officers, will be more closely aligned. The Stock Option Plan meets this objective by permitting the Corporation through the Compensation Committee to make annual grants of non-qualified stock options to key employees, including the Chief Executive Officer and the four highest paid Executive Officers. Stock options are granted with an exercise price equal to the fair market value of the Corporation's common stock on the date of grant and typically may be exercised over a period of five years.
This approach is intended to motivate the key employees to contribute to the creation and growth of shareholder value over the long term. Value to the optionee is dependent upon an increase in the stock price above the exercise
price.   The size of each person's stock option grant is based upon a formula, originally recommended by an outside compensation consultant, which provides a range of possible grants utilizing a multiple of the optionee's base salary. The formula for determining the number of stock option grants is the base salary times a multiplier (ranging from 0.3 to 1.0), divided by the then market price of the Corporation's stock. Currently, the stock option grants awarded by the Committee place optionees approximately 66% below the median compared to optionees in the Labor Market Group. The Compensation Committee also considers previous options granted but unexercised as well as actual ownership in the Corporation's stock in making additional grants of options.

      In 1993, Mr. Micheletti was granted 9,273 options at an exercise price of $24.75. The option grant was below the median compared to grants typically made to chief executive officers in the Labor Market Group.


                       Richard C. Osborne, Chairman
                       John H. Deininger
                       Donald B. Hamister
                       Walter W. Schoenholz


PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION TO LIMIT DIRECTOR LIABILITY

     The proposed amendment would limit the personal liability of the Directors to the Corporation or its shareholders for monetary damages arising from breach of fiduciary duty. The proposed amendment is authorized by a change to the Illinois Business Corporation Act of 1983 that became effective January 1, 1994 and will assist the Corporation in attracting and retaining qualified individuals to serve as Directors of the Corporation.

Background

     Until the amendment of the Illinois Business Corporation Act in July 1993, Illinois was one of the few states that had not taken action to protect corporate directors who acted in good faith but were nevertheless threatened with substantial liability from negligence claims. As a result of the change in the law, an Illinois corporation is now able to provide its directors with liability protection similar to that available to companies incorporated in a vast majority of other states, including Delaware. Liability is not limited under Illinois law if the acts or omissions of directors are in bad faith, involve intentional wrongdoing, violate certain statutory provisions, or result in profit or other advantage to which the director is not legally entitled.

Page 54                                                                   11

Text of Proposed Amendment

     The text of the proposed amendment to be added to the Corporation's Articles of Incorporation as Article Nine is as follows:

     The Directors of the Corporation shall not be liable to the Corporation or to its shareholders for monetary damages for breach of fiduciary duties as a Director, provided that this provision shall not eliminate or limit the liability of a Director (i) for any breach of the Director's duty of loyalty to the Corporation or its shareholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law, (iii) under Section 8.65 of the Illinois Business Corporation Act or (iv) for any transaction from which the Director derived an improper personal benefit.

Reasons for the Proposed Amendment

     Directors of Illinois corporations are required, under Illinois law, to perform their duties in good faith and with that degree of care that an ordinarily prudent person in a like position would use under similar circumstances. A director may rely upon information, opinions and reports prepared by certain officers or employees, professional advisors, or committees of the Board. Decisions made on that basis are protected by the "business judgment rule" and should not be questioned by a court in the event of a lawsuit challenging such decisions. However, the expense of defending such lawsuits and the inevitable uncertainties of applying the business judgment rule to particular facts and circumstances mean, as a practical matter, that directors are not relieved of the threat of monetary damage awards. The Board of Directors of the Corporation, therefore, believes that the proposed amendment should be adopted in order to ensure that the Corporation will continue to be able to attract and retain competent, qualified and talented persons to serve as directors.

Effect of the Proposed Amendment

     The proposed amendment would protect the Corporation's Directors against personal liability to the Corporation or its shareholders for any breach of duty unless a judgment or other final adjudication adverse to them establishes
(i) a breach of the duty of loyalty to the Corporation, (ii) acts or omissions in bad faith or involving intentional misconduct or a knowing violation of the law, (iii) acts violating the prohibitions contained in Section 8.65 of the Illinois Business Corporation Act against certain improper distributions of assets, or (iv) an improper personal benefit to a Director to which he or she was not legally entitled. No claim of the type which would be affected by the proposed amendment is presently pending or, to the knowledge of management of the Corporation, threatened.

     The amendment as proposed would not reduce the fiduciary duty of a Director, it merely limits monetary damage awards to the Corporation and its shareholders arising from certain breaches of that duty. It does not affect the availability of equitable remedies, such as the right to enjoin or rescind a transaction, based upon a Director's breach of fiduciary duty. The amendment also does not affect a Director's liability for acts taken or omitted prior to the time it becomes effective (after shareholder approval and upon filing with the Illinois Secretary of State). The limitation of liability afforded by the proposed amendment affects only actions brought by the Corporation or its shareholders, and does not preclude or limit recovery of damages by third parties.

     With respect to this proposal, shareholders may direct that their votes be cast for or against such proposal, or may abstain, by marking the proper box on the Proxy.

     THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" THE PROPOSED AMENDMENT. Proxies solicited by management will be so voted unless shareholders specify a contrary choice in their proxies. For approval, the proposed requires the affirmative vote of at least two-thirds of the outstanding shares of Common Stock of the Corporation. Abstentions and broker non-votes will have the effect of a vote against the proposal.

Page 55                                                                   12

RATIFICATION OF INDEPENDENT PUBLIC ACCOUNTANTS

     Shareholders will be asked to ratify the appointment by the Board of Directors of Arthur Andersen & Co. as independent public accountants for the Corporation and its subsidiary companies for the year 1994. Arthur Andersen & Co. served in this capacity in 1993, and has been retained by the Corporation in this capacity since 1933. THE BOARD OF DIRECTORS RECOMMENDS THAT YOU VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT BY THE BOARD OF DIRECTORS OF ARTHUR ANDERSEN & CO. AS INDEPENDENT ACCOUNTANTS FOR THE YEAR 1994.

    Representatives of Arthur Andersen & Co. are expected to be present at the Annual Meeting. They will have an opportunity to make a statement if they wish and will be available to respond to any questions at the Annual Meeting. The Chairman of the Meeting will refer appropriate questions from Shareholders to the representatives of Arthur Andersen & Co. for response.

SHAREHOLDER PROPOSAL FOR 1995 ANNUAL MEETING

     The 1995 Annual Meeting of the Shareholders of the Corporation is expected to be held on April 26, 1995. If any Shareholder wishes a proposal to be considered for presentation at the 1995 Annual Meeting, such proposal must be received by the Corporation at its offices at 30 South Wacker Drive, Chicago, Illinois 60606 not later than November 29, 1994.

OTHER MATTERS

     The Board of Directors does not know of any matters to be presented at the meeting other than those mentioned in the Notice of Annual Meeting of Shareholders. However, if other matters come before the meeting, it is the intention of each person named in the accompanying Proxy to vote said Proxy in accordance with his judgment of such matters.

     The Notice of Annual Meeting of Shareholders and Proxy Statement are hereby sent by order of the Board of Directors.

Chicago, Illinois
March 25, 1994

Page 56                                                                   13