Form 10-Q
period 1994-03-31
JOSLYN CORP /IL/
filed 1994-05-10
CIK 54045

_______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 ___
: X :   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994


                                     OR
 ___
:   :   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

      For the transition period from __________________ to ___________________

                         Commission file number 0-1252
              __________________________________________________


                               JOSLYN CORPORATION
_______________________________________________________________________________
             (Exact name of Registrant as specified in its charter)


            Illinois                               36-3560095
_______________________________________  ______________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30 South Wacker Drive -
Chicago, Illinois                                     60606
_______________________________________  ______________________________________
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (312) 454-2900

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X
                         YES _____     NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1994.

            $1.25 Par Value Common Stock 7,108,753 Shares


_____________________________________________________________________________
                               Page 1 of 9

                                   PART I

                          FINANCIAL INFORMATION

                       ITEM I. FINANCIAL STATEMENTS

                      CONDENSED FINANCIAL STATEMENTS


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of the Company for the year ended December 31, 1933.

The condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results of operations for such interim periods are not necessarily indicative of the results for the full year.

                                                    JOSLYN CORPORATION
                                                      BALANCE SHEET
                                          MARCH 31, 1994 AND DECEMBER 31, 1993
                                               (Dollar Amounts in Thousands)

==========================================================================================================================
                                          MARCH      DECEMBER    LIABILITIES AND SHARE-              MARCH     DECEMBER
    ASSETS                                1994         1993      HOLDERS' EQUITY                      1994         1993
- --------------------------------------------------------------------------------------------------------------------------
    Current Assets:                                              Current Liabilities:

      Cash and Cash Equivalents        $  35,062    $  41,102      Accounts Payable               $    9,742    $  12,308
                                       ----------   ----------     Accrued Liabilities                23,213       25,454
      Receivables, Less Allowance                                  Income Taxes                        4,702        3,295
        for Doubtful Accounts          $  28,883    $  25,676                                     -----------   ----------
                                       ----------   ----------   Total Current Liabilities        $   37,657    $  41,057
      Inventories:                                                                                -----------   ----------
        Finished Goods                 $   7,800    $   6,788    Postretirement Medical Liability     14,267       13,990
        Work-In-Process                   13,791       11,407
        Raw Materials                     15,288       18,165    Environmental Accrual                 7,500        8,000
                                       ----------   ----------                                    -----------   ----------
        Total Inventories              $  36,879    $  36,360         Total Liabilities           $   59,424    $  63,047
                                       ----------   ----------                                    -----------   ----------
      Prepaid Income Taxes and                                   Shareholders' Equity:
        Other Current Assets           $  11,554    $  10,960
                                       ----------   ----------   Common Stock $1.25 Par Value
      Total Current Assets             $ 112,378    $ 114,098      Authorized 20,000,000 shares
                                       ----------   ----------     Issued 7,109,000 shares in 1994
    Other Assets                       $   8,063    $   8,200      and 7,104,000 shares in 1993.  $    8,886    $   8,880
                                       ----------   ----------
    Plant and Equipment, at Cost       $  81,389    $  80,330    Retained Earnings                    92,822       91,124
    Less Accumulated Depreciation        (41,398)     (40,346)
                                       ----------   ----------   Equity Adjustments                     (700)        (769)
    Net Plant and Equipment            $  39,991    $  39,984                                     -----------   ----------
                                       ----------   ----------   Total Shareholders' Equity       $  101,008    $  99,235
                                                                                                  -----------   ----------
                                                                 Total Liabilities and
    Total Assets                       $ 160,432    $ 162,282      Shareholders' Equity           $  160,432    $ 162,282
==========================================================================================================================

                                JOSLYN CORPORATION
                            CONDENSED INCOME STATEMENT
                     FOR THE QUARTER ENDED MARCH 31, 1994 AND 1993
                (Dollar Amounts in Thousands Except Per Share Amounts)

                                                          QUARTER ENDED
                                                             MARCH 31,
                                                          1994         1993
                                                       -----------  --------
    Net Sales                                          $53,919      $57,430

        Cost of Goods Sold                              39,151       41,694
        Selling and General Expenses                     8,992        8,964
        Other Expense, Net                                 310          605
        Investment Income                                 (380)        (251)
                                                       --------     --------
    Income before Income Taxes                         $ 5,846      $ 6,418
    Income Taxes                                         2,100        2,500
                                                       --------     --------
    Net Income                                         $ 3,746      $ 3,918
                                                       ========     ========
    Per Share of Common Stock:
        Net Income                                     $   .53      $   .55
                                                       ========     ========
        Dividends                                      $   .30      $   .29
                                                       ========     ========
    Average Number of Shares Outstanding             7,107,000    7,075,000
                                                     ==========   ==========

                                JOSLYN CORPORATION
                         CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                           (Dollar Amounts in Thousands)


                                                         1994      1993
- ------------------------------------------------------------------------
    Cash Flows from Operating Activities:
      Net Income from Operations                      $ 3,746   $ 3,918
      Adjustments to Reconcile Net Income to Net Cash
        Flows from Operating Activities:
          Depreciation and Amortization                 1,329     1,310
          Deferred Income Taxes                           202      (123)
          Change in Assets and Liabilities:
              (Increase) in Receivables                (3,208)   (5,513)
              Decrease in Inventories                   1,103     1,424
              (Decrease) in Accounts Payable           (2,561)   (1,250)
              (Decrease) in Current and Long-term
                  Environmental Accruals                 (596)     (348)
              Other, Net                                 (943)    1,235
- ------------------------------------------------------------------------
    Net Cash Flows from Operating Activities          $  (928)  $   653
- ------------------------------------------------------------------------
    Cash Flows from Investing Activities:
      Capital Expenditures                            $  (944)  $  (851)
      Acquisition of Product Line                      (2,500)        -
      Disposition of Product Line                         540         -
      Other, Net                                         (166)      147
- ------------------------------------------------------------------------
    Net Cash Flows from Investing Activities          $(3,070)  $  (704)
- ------------------------------------------------------------------------
    Cash Flows from Financing Activities:
      Dividends Paid                                  $(2,132)  $(2,054)
      Other, Net                                           90       157
- ------------------------------------------------------------------------
    Net Cash Flows from Financing Activities          $(2,042)  $(1,897)
- ------------------------------------------------------------------------
    Net (Decrease) in Cash and Cash Equivalents       $(6,040)  $(1,948)
========================================================================

    Supplemental Disclosures:
      Income Taxes Paid                               $   521   $   764
      Interest Paid                                        35         8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

As of March 31, 1994, the working capital ratio for the Corporation remained strong at 2.98 to 1 compared to 2.78 to 1 at December 31, 1993.

Joslyn spent $2.5 million on the purchase of the assets of the Poleline Hardware Division of the Stanley G. Flagg Company which consist of fiberglass and iron cast poleline hardware. Other significant reasons for the net $6.0 million decrease in Cash and Cash Equivalents are summarized in the Condensed Statement of Cash Flows.

Due to the Corporation's strong cash position, the lines of credit established with financial institutions were reduced from $15 million to $10 million.

Significant Balance Sheet fluctuations between March 31, 1994 and December 31, 1993 were 1) Accounts Receivable was $3.2 million greater primarily because sales in March 1994 were $4.0 million, or 12.5%, greater than in December 1993 and 2) Accounts Payable was $2.6 million, or 20.9%, less on March 31st due to the short-term timing of payments.

The Corporation continued minor product line revisions by selling a product line of Cutouts for an immaterial amount.

RESULTS OF OPERATIONS
- ---------------------
Consolidated sales and operating income by business segment for the quarter ended March 31, 1994 and 1993 are as follows (000's omitted):

                               Quarter Ended        Increase
                                 March 31,         (Decrease)
                              1994       1993    Dollars Percent
                           ---------  ---------  ----------------
Net Sales

   Electrical Technologies  $33,136    $37,197   $(4,061)  (11)%
   Utility Systems           20,783     20,233       550     3
                           ---------  ---------  --------
      Total                 $53,919    $57,430   $(3,511)   (6)
                           =========  =========  ========
Operating Income

   Electrical Technologies  $ 5,442    $ 6,171   $  (729)  (12)
   Utility Systems            1,442      1,633      (191)  (12)
                           ---------  ---------  --------
      Total                 $ 6,884    $ 7,804   $  (920)  (12)
                           =========  =========  ========

Net sales and operating income decreased 6% and 12%, respectively, for the quarter ended March 31, 1994 compared to the first quarter of 1993.

The Electrical Technologies segment net sales and operating income decreased 11% and 12%, respectively, for the first quarter of 1994 compared to the corresponding quarter in 1993. The 1993 first quarter was a record first quarter for this segment. Increased performance by Hi-Voltage and Joslyn Jennings did not offset weak quarters by Power Products, Joslyn Electronic Systems and Air-Dry Corporations. Weather related problems and slower than anticipated introduction and acceptance of new products contributed to this segment's weaker performance.

The Utility Systems business segment's net sales increased 3% in the first quarter of 1994 compared to the first quarter of 1993 as sales of the hardware products improved. The segment's operating income, however, decreased 12% for the same time primarily due to shifts in product mix and reduced foreign sales by Electrical Apparatus. During this quarter, the marginally profitable product line of cutouts was sold and the assets of another product line of fiberglass and iron cast poleline hardware were purchased but the sales of the new product line were not significant in the current quarter.

Joslyn was able to keep the gross profit margin in the first quarter of 1994 as a percent of sales at 27.4% which is the same rate as in the first quarter of 1993. This was accomplished by cost controls and some reductions in period expenses. However the reduction in sales volume resulted in net income decreasing by $176 thousand or 4.4%.

                                   PART II
                             OTHER INFORMATION






Item 1.  Legal Proceedings
         _________________
         Not Applicable.



Item 2.  Changes in Security
         ___________________
         Not Applicable.



Item 3.  Defaults Upon Senior Securities
         _______________________________
         Not Applicable.



Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________
         None



Item 5.  Other Information
         _________________
         Not Applicable.



Item 6.  Exhibits and Reports on Form 8-K
         ________________________________
         None

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             JOSLYN CORPORATION
                                             __________________________________
                                             Registrant






Date:  May 10, 1994                        /s/  Raymond E. Micheletti
                                           ____________________________________
                                                   Raymond E. Micheletti
                                                   President and Chief
                                                   Executive Officer




Date:  May 10,1994                         /s/  Lawrence G. Wolski
                                           ____________________________________
                                                   Lawrence G. Wolski
                                                   Executive Vice President and
                                                   Chief Financial Officer