Form 10-Q
period 1994-06-30
JOSLYN CORP /IL/
filed 1994-08-11
CIK 54045

_______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 ___
: X :   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

                               X
                         YES _____     NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1994.

            $1.25 Par Value Common Stock 7,118,000 Shares


_______________________________________________________________________________
                               Page 1 of 12

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

                                                   JOSLYN CORPORATION
                                                      BALANCE SHEET
                                           JUNE 30, 1994 AND DECEMBER 31, 1993
                                              (Dollar Amounts in Thousands)

=========================================================================================================================
                                          JUNE      DECEMBER     LIABILITIES AND SHARE-              JUNE       DECEMBER
    ASSETS                                1994         1993      HOLDERS' EQUITY                     1994         1993
- - -------------------------------------------------------------------------------------------------------------------------
    Current Assets:                                              Current Liabilities:

      Cash and Cash Equivalents        $  32,263    $  41,102      Accounts Payable               $   9,190    $  12,308
                                       ----------   ----------     Accrued Liabilities               23,807       25,454
      Receivables, Less Allowance                                  Income Taxes                       2,763        3,295
        for Doubtful Accounts          $  31,404    $  25,676                                     ----------   ----------
                                       ----------   ----------   Total Current Liabilities        $  35,760    $  41,057
      Inventories:
        Finished Goods                 $   7,647    $   6,788    Postretirement Medical Liability    14,250       13,990
        Work-In-Process                   13,496       11,407
        Raw Materials                     15,923       18,165    Environmental Accrual                7,500        8,000
                                       ----------   ----------                                    ----------   ----------
        Total Inventories              $  37,066    $  36,360         Total Liabilities           $  57,510    $  63,047
                                       ----------   ----------                                    ----------   ----------
      Prepaid Income Taxes and                                   Shareholders' Equity:
        Other Current Assets           $  11,874    $  10,960
                                       ----------   ----------   Common Stock $1.25 Par Value
    Total Current Assets               $ 112,607    $ 114,098      Authorized 20,000,000 shares
                                       ----------   ----------     Issued 7,118,000 shares in 1994
    Other Assets                       $   8,062    $   8,200      and 7,104,000 shares in 1993.  $   8,898    $   8,880
                                       ----------   ----------
    Plant and Equipment, at Cost       $  81,452    $  80,330    Retained Earnings                   94,208       91,124
      Less Accumulated Depreciation      (42,134)     (40,346)
                                       ----------   ----------   Equity Adjustments                    (629)        (769)
    Net Plant and Equipment            $  39,318    $  39,984                                     ----------   ----------
                                       ----------   ----------   Total Shareholders' Equity       $ 102,477    $  99,235
                                                                                                  ----------   ----------
                                                                 Total Liabilities and
    Total Assets                       $ 159,987    $ 162,282      Shareholders' Equity           $ 159,987    $ 162,282
=========================================================================================================================

    *See Note in Note To Consolidated Condensed Financial Statements.

                                      JOSLYN CORPORATION
                                  CONDENSED INCOME STATEMENT
                             FOR THE QUARTER AND SIX MONTHS ENDED
                                    JUNE 30, 1994 AND 1993
                    (Dollar Amounts In Thousands Except Per Share Amounts)




                                       Quarter Ended         Six Months Ended
                                          June 30,               June 30,
                                  ---------------------  ----------------------
                                       1994       1993        1994       1993
- - -------------------------------------------------------------------------------
    Net Sales                       $54,472    $56,111    $108,391   $113,541
- - -------------------------------------------------------------------------------
      Cost of Goods Sold            $39,996    $40,651    $ 79,147   $ 82,345
      Selling and General Expenses    9,198      9,230      18,190     18,194
      Other Expense, Net                544        329         854        934
      Investment Income                (322)      (289)       (702)      (540)
- - -------------------------------------------------------------------------------
    Income before Income Taxes      $ 5,056    $ 6,190    $ 10,902   $ 12,608
    Income Taxes                      1,700      2,250       3,800      4,750
- - -------------------------------------------------------------------------------
    Net Income                      $ 3,356    $ 3,940    $  7,102   $  7,858
===============================================================================
    Per Share of Common Stock:
        Net Income                  $   .47    $   .56    $   1.00   $   1.11
- - -------------------------------------------------------------------------------
        Dividends                   $   .30    $   .29    $    .60   $    .58
===============================================================================
    Average Number of Shares
        Outstanding               7,112,000  7,079,000   7,109,000  7,077,000
===============================================================================

                                   JOSLYN CORPORATION
                            CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                              (Dollar Amounts in Thousands)


                                                            1994        1993
- - ------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income from Operations                              $ 7,102     $ 7,858
  Adjustments to Reconcile Net Income to Net Cash
    Flows from Operating Activities:
      Depreciation and Amortization                         2,674       2,628
      Deferred Income Taxes                                    39        (369)
      Change in Assets and Liabilities:
        (Increase) in Receivables                          (5,729)     (4,891)
        Decrease in Inventories                               916       2,040
        (Decrease) in Accounts Payable                     (3,113)       (550)
        (Decrease) in Current and Long-term
          Environmental Accruals                             (917)       (794)
        Other, Net                                         (2,059)         58
- - ------------------------------------------------------------------------------
Net Cash Flows from Operating Activities                  $(1,087)    $ 5,980
- - ------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital Expenditures                                    $(1,621)    $(2,020)
  Acquisition of Businesses                                (2,500)       (414)
  Other, Net                                                  369         286
- - ------------------------------------------------------------------------------
Net Cash Flows from Investing Activities                  $(3,752)    $(2,148)
- - ------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Dividends Paid                                          $(4,266)    $(4,108)
  Other, Net                                                  266         261
- - ------------------------------------------------------------------------------
Net Cash Flows from Financing Activities                  $(4,000)    $(3,847)
- - ------------------------------------------------------------------------------
Net (Decrease) in Cash and Cash Equivalents               $(8,839)    $   (15)
==============================================================================

Supplemental Disclosures:
  Income Taxes Paid                                       $ 4,249     $ 5,569
  Interest Paid                                                77          54
==============================================================================

                              JOSLYN CORPORATION

            NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note:

In July 1994, the Corporation received cash in the amount of approximately
$5 million from an insurance carrier related to a favorable judgment resulting from a lawsuit pertaining to environmental clean-up at one former wood treating site. The proceeds are not included in the June 30, 1994 balance sheet and will be credited to the environmental accruals in the third quarter. Additionally, in late July, the Corporation was notified by the U. S. Environmental Protection Agency that it is a potentially responsible party at a former wood treating site in Panama, Oklahoma. The Corporation is attempting to determine the estimated clean-up costs at this site.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - ------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------

As of June 30, 1994, the working capital ratio for the Corporation remained strong at 3.15 to 1 compared to 2.78 to 1 at December 31, 1993.

In the first quarter, Joslyn spent $2.5 million on the purchase of the assets of the Poleline Hardware Division of the Stanley G. Flagg Company which consist of fiberglass and iron cast poleline hardware. Other significant reasons for the net $8.8 million decrease in Cash and Cash Equivalents are summarized in the Condensed Statement of Cash Flows.

Significant Balance Sheet fluctuations between June 30, 1994 and December 31, 1993 were 1) Receivables were $5.7 million greater primarily because sales in May and June 1994 were $6.0 million, or 18.5%, greater than in November and December 1993 and 2) Accounts Payable was $3.1 million, or 25.3%, less on June 30th due to the short-term timing of payments.

In July 1994, the Corporation received cash in the amount of approximately
$5 million from an insurance carrier related to a favorable judgement resulting from a lawsuit pertaining to environmental clean-up at a former wood treating site. The proceeds from the settlement will be credited to the environmental accrual in the third quarter. In a separate environmental related event in late July, the Corporation received a letter from the United States Environmental Protection Agency (U.S.E.P.A.) stating that the Corporation is a potentially responsible party at a former wood treating site in Panama, Oklahoma. The Corporation is reviewing the materials provided by the U.S.E.P.A. and is attempting to determine the estimated clean-up costs at this site.

                                JOSLYN CORPORATION
                                   JUNE 30, 1994


Results of Operations
- - ---------------------
Consolidated sales and operating income by business segments for the quarter ended June 30, 1994 and 1993 are as follows (000 omitted):

                                   Quarter Ended           Increase
                                      June 30,            (Decrease)
                                --------------------  -------------------
                                   1994       1993    Dollars     Percent
                                ---------  ---------  -------------------
Net Sales

 Electrical Technologies         $33,425    $37,236    $(3,811)    (10)%
 Utility Systems                  21,047     18,875      2,172      12
                                ---------  ---------  ---------
   Total                         $54,472    $56,111    $(1,639)     (3)
                                =========  =========  =========

Operating Income

 Electrical Technologies        $  5,137   $  6,300    $(1,163)    (18)
 Utility Systems                   1,263      1,032        231      22
                                ---------  ---------  ---------
   Total                        $  6,400   $  7,332    $(  932)    (13)
                                =========  =========  =========

Overall, the net sales and operating income decreased 3% and 13%, respectively, for the most recent quarter compared to the corresponding quarter of 1993 primarily due to a shift in product mix to lower margin products and delays in the introduction and market acceptance of new products.

The Electrical Technologies segment net sales and operating income decreased 10% and 18%, respectively, for the second quarter of 1994 compared to the corresponding quarter in 1993. The 1993 second quarter was a record quarter for this segment. Increased performance by Joslyn Jennings did not offset weak quarters by Joslyn Power Products and Joslyn Electronic Systems Corporations. Slower than expected introduction and acceptance of new products in this segment contributed to weaker performance. Joslyn Sunbank and Air-Dry Corporations are also contending with increased competitive factors in the current defense market.

The Utility Systems business segment's net sales and operating income increased 12% and 22%, respectively, in the second quarter of 1994 compared to the second quarter of 1993 as sales of the hardware products and sales of the new product line of fiberglass and iron cast poleline hardware contributed to improved performance. Due to shifts of product mix and less international sales, Electrical Apparatus' operating income was less despite greater sales.

Joslyn's gross profit margin in the second quarter of 1994 slipped almost 1% as a percent of sales to 26.6% from the corresponding quarter of 1993 primarily due to shifts in product mix and reduced sales volume.

Consolidated sales and operating income by business segments for the six months ended June 30, 1994 and 1993 are as follows (000 omitted):

                                 Six Months Ended          Increase
                                     June 30,             (Decrease)
                                --------------------  -------------------
                                  1994       1993     Dollars     Percent
                                ---------  ---------  -------------------
Net Sales

 Electrical Technologies        $ 66,561   $  74,433   $(7,872)    (11)%
 Utility Systems                  41,830     39,108      2,722       7
                                ---------  ---------  ---------
   Total                        $108,391   $113,541    $(5,150)     (5)
                                =========  =========  =========
Operating Income

 Electrical Technologies        $ 10,579   $  12,471   $(1,892)    (15)
 Utility Systems                   2,705      2,665         40       2
                                ---------  ---------  ---------
   Total                        $ 13,284   $  15,136   $(1,852)    (12)
                                =========  =========  =========

Overall, the net sales and operating income decreased 5% and 12%, respectively, for the six months ended June 30, 1994 compared to the corresponding period of 1993 primarily due to a shift in product mix to lower margin products and delays in the introduction and market acceptance of new products.

For the six months ended June 30, 1994, net sales and operating income of the Electrical Technologies segment decreased 11% and 15%, respectively, from the six months ended June 30, 1993 primarily due to disappointing performances by Joslyn Power Products and Joslyn Electronic Systems due to weak markets and slower than anticipated customer acceptence of new products. Joslyn Jennings partially offset the disappointing performances with significant improvement in sales and income.

The Utility Systems segment net sales and operating income improved 7% and 2%, respectively, on a year-to-date basis over the corresponding period of 1993. The Hardware products contributed strong increases in sales and operating income. The Electrical Apparatus products sales were slightly less but the operating income was off more than the sales primarily due to the product mix.

Joslyn's year to date gross profit margin in of 1994 slipped 1/2% as a percent of sales to 27.0% from the corresponding period of 1993 primarily due to shifts in product mix.

                                  PART II
                             OTHER INFORMATION

Item 1.  Legal Proceedings
         _________________
         On July 27, 1994, the Registrant received a General Notice Letter from the United States Environmental Protection Agency (U.S.E.P.A.) regarding the Rab Valley Wood Preserving site located in Panama, Oklahoma. The Letter notified Registrant that it is a potentially responsible party and requested Registrant to indicate its willingness to participate in future response activities at the site. The Registrant is reviewing the materials provided by the U.S.E.P.A. and will respond accordingly.


Item 2.  Changes in Security
         ___________________
         Not Applicable.



Item 3.  Defaults Upon Senior Securities
         _______________________________
         Not Applicable.



Item 4.  Submission of Matters to a Vote of Security Holders
         ___________________________________________________

         At its April 27, 1994, Annual Shareholders' meeting, the Registrant submitted three proposals which were voted on by its Shareholders:

         1. The Shareholders elected Messrs. William E. Bendix, John H. Deininger, Donald B. Hamister, Raymond E. Micheletti, Richard C. Osborne and Lawrence G. Wolski as directors of the Registrant to serve until the next Annual Shareholders' meeting.

               There were no abstentions and no broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each nominee for director are as follows:

                                               For            Withheld
                                               ___            ________

               William E. Bendix            6,272,716          48,468
               John H. Deininger            6,269,962          51,222
               Donald B. Hamister           6,256,980          64,204
               Raymond E. Micheletti        6,267,762          53,422
               Richard C. Osborne           6,258,508          62,676
               Lawrence G. Wolski           6,271,831          49,353

         2. The Shareholders also ratified the appointment of Arthur Andersen & Co. as the Registrant's independent public accountants for the year 1994.

                      For               Against            Abstentions
                      ___               _______            ___________

                   6,264,221             43,939               13,024


         3. The Shareholders approved a proposed amendment to the Registrant's Articles of Incorporation that would limit the personal liability of the Directors to the Registrant and its Shareholders for damages arising from breach of fiduciary duty. The amendment was authorized by a change in the Illinois Business Corporation Act of 1983 that became effective
               January 1, 1994.

                      For               Against            Abstentions
                      ___               _______            ___________

                   5,567,401            598,015              155,768



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




                                             JOSLYN CORPORATION
                                             __________________________________
                                             Registrant






Date:  August 11, 1994                     /s/  Raymond E. Micheletti
                                           ____________________________________
                                                   Raymond E. Micheletti
                                                   President and Chief
                                                   Executive Officer




Date:  August 11, 1994                     /s/  Lawrence G. Wolski
                                           ____________________________________
                                                   Lawrence G. Wolski
                                                   Executive Vice President and
                                                   Chief Financial Officer