Form 10-Q
period 1994-09-30
JOSLYN CORP /IL/
filed 1994-11-14
CIK 54045

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 ___
: X :   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1994

                                     OR
 ___
:   :   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

      For the transition period from __________________ to ___________________

                         Commission file number 0-1252
              __________________________________________________


                               JOSLYN CORPORATION
______________________________________________________________________________
             (Exact name of Registrant as specified in its charter)


            Illinois                               36-3560095
_______________________________________  _____________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

30 South Wacker Drive -
Chicago, Illinois                                     60606
_______________________________________  _____________________________________
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (312) 454-2900

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               X
                         YES _____     NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1994.

            $1.25 Par Value Common Stock 7,141,000 Shares


______________________________________________________________________________
                               Page 1 of 13

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

                                                 JOSLYN CORPORATION
                                                    BALANCE SHEET
                                       SEPTEMBER 30, 1994 AND DECEMBER 31, 1993
                                            (Dollar Amounts in Thousands)

=====================================================================================================================
                                    SEPTEMBER    DECEMBER | LIABILITIES AND SHARE-             SEPTEMBER     DECEMBER
ASSETS                                1994         1993   | HOLDERS' EQUITY                      1994         1993
==========================================================|==========================================================
Current Assets:                                           | Current Liabilities:
                                                          |
  Cash and Cash Equivalents        $  43,741    $  41,102 |   Accounts Payable                $  10,378    $  12,308
                                   ----------   ----------|   Accrued Liabilities                28,524       25,454
  Receivables, Less Allowance                             |   Income Taxes                        5,786        3,295
    for Doubtful Accounts          $  30,441    $  25,676 |                                   ----------   ----------
                                   ----------   ----------| Total Current Liabilities         $  44,688    $  41,057
  Inventories:                                            |
    Finished Goods                 $   7,574    $   6,788 | Postretirement Medical Liability     14,528       13,990
    Work-In-Process                   13,636       11,407 |
    Raw Materials                     15,305       18,165 | Environmental Accrual (Note 1)       41,500        8,000
                                   ----------   ----------|                                   ----------   ----------
    Total Inventories              $  36,515    $  36,360 | Total Liabilities                 $ 100,716    $  63,047
                                   ----------   ----------|                                   ----------   ----------
  Deferred Tax and Other                                  | Shareholders' Equity:
    Current Assets (Note 2)        $  13,174    $  10,960 |
                                   ----------   ----------| Common Stock $1.25 Par Value
Total Current Assets               $ 123,871    $ 114,098 |   Authorized 20,000,000 shares
                                   ----------   ----------|   Issued 7,141,000 shares in 1994
Net Deferred Tax and                                      |   and 7,104,000 shares in 1993.   $   8,926    $   8,880
  Other Assets (Note 2)            $  21,718    $   8,200 |
                                   ----------   ----------| Retained Earnings                    75,499       91,124
Plant and Equipment, at Cost       $  82,476    $  80,330 |
  Less Accumulated Depreciation      (43,502)     (40,346)| Equity Adjustments                     (578)        (769)
                                   ----------   ----------|                                   ----------   ----------
Net Plant and Equipment            $  38,974    $  39,984 | Total Shareholders' Equity        $  83,847    $  99,235
                                   ----------   ----------|                                   ----------   ----------
                                                          | Total Liabilities and
Total Assets                       $ 184,563    $ 162,282 |   Shareholders' Equity            $ 184,563    $ 162,282
=====================================================================================================================

                                        JOSLYN CORPORATION
                                    CONDENSED INCOME STATEMENT
                               FOR THE QUARTER AND NINE MONTHS ENDED
                                    SEPTEMBER 30, 1994 AND 1993
                       (Dollar Amounts In Thousands Except Per Share Amounts)

                                        Quarter Ended      Nine Months Ended
                                        September 30,        September 30,
                                     (Note 1)   (Note 3)
                                    --------------------  --------------------
                                        1994       1993       1994       1993
- - ------------------------------------------------------------------------------
Net Sales                           $ 55,803    $53,689   $164,194   $167,230
- - ------------------------------------------------------------------------------
  Cost of Goods Sold                $ 40,793    $39,502   $119,940   $121,847
  Selling and General Expenses         9,140      8,528     27,330     26,722
  Other Expense, Net                     303        471      1,157      1,405
  Investment Income                     (533)      (394)    (1,235)      (934)
  Environmental Charge                35,000         -      35,000         -
- - ------------------------------------------------------------------------------
Income (Loss) before Income Taxes   $(28,900)   $ 5,582   $(17,998)  $ 18,190
Income Tax Provision (Benefit)       (11,900)     1,750     (8,100)     6,500
- - ------------------------------------------------------------------------------
Net Income (Loss)                   $(17,000)   $ 3,832   $ (9,898)  $ 11,690
==============================================================================
Per Share of Common Stock:
  Net Income (Loss)                 $ ( 2.39)   $   .54   $  (1.39)  $   1.65
- - ------------------------------------------------------------------------------
  Dividends                         $    .30    $   .29   $    .90   $    .87
==============================================================================
Average Number of Shares
  Outstanding                       7,130,000  7,086,000  7,116,000  7,081,000
==============================================================================

                                 JOSLYN CORPORATION
                          CONDENSED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                            (Dollar Amounts in Thousands)

                                                          1994       1993
- - --------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Income(Loss) from Operations                     $(9,898)   $11,690
  Adjustments to Reconcile Net Income to Net Cash
    Flows from Operating Activities:
      Depreciation and Amortization                      4,037      3,942
      Deferred Income Taxes (Note 2)                   (15,419)    (1,182)
      Change in Assets and Liabilities,
        Net of Effects of Acquisitions:
          (Increase) in Receivables                     (4,766)    (2,941)
          Decrease in Inventories                        1,467      1,707
          Increase(Decrease) in Current and Long-term
            Environmental Accruals (Note 1)             38,600     (1,277)
          Other, Net                                    (1,260)      (512)
- - --------------------------------------------------------------------------
Net Cash Flows from Operating Activities               $13,061    $11,427
- - --------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Capital Expenditures                                 $(2,673)   $(2,786)
  Acquisitions of Businesses                            (2,500)      (414)
  Other, Net                                               432        758
- - --------------------------------------------------------------------------
Net Cash Flows from Investing Activities               $(4,741)   $(2,442)
- - --------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Dividends Paid                                       $(6,405)   $(6,164)
  Other, Net                                               724        560
- - --------------------------------------------------------------------------
Net Cash Flows from Financing Activities               $(5,681)   $(5,604)
- - --------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents              $ 2,639    $ 3,381
==========================================================================

Supplemental Disclosures:
  Income Taxes Paid                                    $ 4,820    $ 7,165
  Interest Paid                                            111         72
==========================================================================

                     JOSLYN CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1:

     In the 1994 third quarter, Joslyn recorded a special environmental charge of $35.0 million ($21.0 million after tax or $2.95 per share) for increased environmental reserves. The 1994 third quarter special charge relates principally to the clean-up of a former wood treating site located at Panama, Oklahoma. Joslyn was first notified by the U.S. Environmental Protection Agency
     (USEPA) on July 27, 1994 that it is a potentially responsible party (PRP) at the Oklahoma site. Joslyn sold the site in 1955, after operating it for 16 years. Although one prior and three subsequent owners have operated a wood treating facility at the site, it initially appears that Joslyn may be the only significant financially viable PRP and Joslyn's insurance coverage during such period may be minimal. Joslyn believes that 10% to 20% of the remediation costs at the Oklahoma site will be expended over the next couple of years and that most of the remediation will take place during a period five to ten years from now.

     Determining Joslyn's ultimate cost associated with remediating former wood treating sites is subject to many variables, including the availability of economical remediation technologies, the volume of contaminated soil, contributions from other PRPs, insurance recoveries and changes in applicable laws and regulations. Joslyn's investigation of the Oklahoma site is still in the preliminary stages. Most of the special charge reflects an estimate prepared by Joslyn's environmental consultants of the costs for environmental response at the Oklahoma site, based on the limited data about the Oklahoma site that is currently available, Joslyn's experience with nearly completed clean-ups and recent actions by USEPA at other sites. This estimate assumes that Joslyn will be allowed to apply the remediation technologies at the Oklahoma site that it has applied elsewhere. Certain of such technologies are among the least expensive of various alternatives. The balance of the special charge reflects estimates of Joslyn's exposure at certain other locations, for which very little information is available, that are not currently known to be under investigation by environmental agencies. Accordingly, there can be no assurance that Joslyn's estimates of its environmental liabilities will not change. For instance, if technologies other than those assumed to be available are utilized at the Oklahoma site, or if the volume of contaminated soil at that site is significantly greater than that suggested by preliminary data, remediation costs could more than double.

     In addition to the $35 million charge taken in the 1994 third quarter, Joslyn currently has approximately a net $14 million reserve remaining (after expenditures and recoveries, includ-ing $5.8 million received in the 1994 third quarter from insurance and other sources) from a $30 million charge in 1987 for estimated remediation costs for known sites then under investigation by environmental agencies. None of the 1987 charge relates to the sites covered by the 1994 third quarter special charge.


NOTE 2:

     The increases in current and long-term deferred tax assets pertain primarily to expected future tax benefits related to the environmental accruals.

NOTE 3:

     In the 1993 third quarter, Congress enacted the Revenue Reconciliation Act of 1993 (RRA) which, among other things, increased the federal statutory rate to 35% retroactive to January 1, 1993. In the 1993 third quarter, the Corporation recorded the tax effects of the RRA which increased net income and earnings per share by approximately two cents ($.02).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- - ------------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- - ---------------------------------------------
Financial Condition
- - -------------------
As of September 30, 1994, the working capital ratio for the Corporation remained strong at 2.77 to 1 compared to 2.78 to 1 at December 31, 1993.

The most significant Balance Sheet fluctuations were related to the recording, in the 1994 third quarter, of a special $35 million environmental charge ($21 million after tax) to increase environmental reserves pertaining principally to the clean-up of a former wood treating site located at Panama, Oklahoma. The related deferred taxes of $14 million were charged to Deferred Tax and Other Current Assets and Net Deferred Tax and Other Assets. Joslyn believes that 10% to 20% of the remediation costs at the Oklahoma site will be expended over the next couple of years and that most of the remediation will take place during a period five to ten years from now. The remediation is currently expected to be financed out of cash flow. See Note 1 in Notes to Consolidated Condensed Financial Statements for additional discussion of environmental matters.

Cash and Cash Equivalents increased $2.6 million as summarized in the Condensed Statement of Cash Flows. The $35 million environmental charge and increased related deferred taxes did not affect cash flow during the period because the expeditures will be made in future periods as described above. During 1994, the Corporation received $5.8 million (in the third quarter) of environmental cash recoveries from insurance and other sources (which were credited to the environmental reserve), while it disbursed $1.9 million of cash for environmental items, resulting in a net $3.9 million positive environmental cash flow. This, combined with income before the environmental charge and cash flows from depreciation and a small decrease in inventories, more than offset negative cash flows related to dividends, an increase in accounts receivable and expenditures of $2.7 million for routine capital asset purchases and $2.5 million related to the purchase of the assets of the Poleline Hardware Division of Stanley G. Flagg Company.

Significant Balance Sheet fluctuations between September 30, 1994 and December 31, 1993 not related to environmental matters include Receivables that were $4.8 million greater than December 31,1993 primarily because sales in August and September 1994 were $5.7 million, or 17.4%, greater than in November and December 1993 and Accounts Payable that were $1.9 million, or 15.7%, less on September 30th due to differences in the short-term timing of payments. Up to $7.2 million of environmental payments may be made within the next 12 months and, accordingly, $7.2 million is the current environmental reserve included in Accrued Liabilities at September 30,1994, as compared to $1.9 million at December 31, 1993.

Results of Operations
- - ---------------------
In the 1994 third quarter, the Corporation recorded a special charge of $35 million ($21 million after tax or $2.95 per share) for increased environmental reserves as discussed in "Financial Condition" section of this analysis and in Notes 1 and 2 in the Notes to Consolidated Condensed Financial Statements. All references below to "operating income" refer to operating income before this special charge.

Consolidated sales and operating income by business segment for the quarter ended September 30, 1994 and 1993 are as follows (000 omitted):

                                Quarter Ended            Increase
                                September 30,           (Decrease)
                           ---------------------   -------------------
                               1994        1993     Dollars    Percent
                           ---------   ---------   --------    -------
Net Sales
- - ---------
  Electrical Technologies   $34,335     $35,764    $(1,429)       (4)%
  Utility Systems            21,468      17,925      3,543        20
                           ---------   ---------   --------
      Total                 $55,803     $53,689    $ 2,114         4
                           =========   =========   ========
Operating Income
- - ----------------
  Electrical Technologies   $ 5,367     $ 5,618    $  (251)       (4)
  Utility Systems             1,595       1,082        513        47
                           ---------   ---------   --------
    Total                   $ 6,962     $ 6,700    $   262         4
                           =========   =========   ========

On a consolidated basis, both sales and operating income improved 4% for the 1994 third quarter compared to the corresponding quarter of 1993 due to improved performance by the Utility Systems segment which more than offset weakness in the Electrical Technologies segment.

The Electrical Technologies segment net sales and operating income both decreased 4% for the third quarter of 1994 compared to the corresponding quarter in 1993. Improved performances by Joslyn Jennings and ADK Pressure Equipment did not offset declines by Joslyn Power Products and Joslyn Electronic Systems. Joslyn Hi-Voltage and Joslyn Clark Controls had increased operating income despite sales that were slightly less than the third quarter of 1993, while Joslyn Sunbank and Air-Dry are contending with difficult defense markets.

The Utility Systems business segment's net sales and operating income increased 20% and 47%, respectively, in the third quarter of 1994 compared to the third quarter of 1993 as sales of the Hardware products and sales of the new product line of fiberglass conductor and iron poleline hardware contributed to improved performance.

Joslyn's gross profit margin in the third quarter of 1994 increased 1/2% as a percent of sales to 26.9% from the corresponding quarter of 1993 primarily due to shifts in product mix and expense controls.

The provision for income taxes for the third quarter of 1994 includes a $14.0 million benefit related to the special environmental charge. Excluding the environmental charge and the related tax benefit, the income tax provision for the quarter is $2.1 million which is an effective rate of 34.4% compared to 31.4% in the corresponding quarter of 1993. The income tax provision for the third quarter of 1993 included a benefit described in Note 3 of The Notes to Consolidated Condensed Financial Statements related to the enactment of the Revenue Reconciliation Act of 1993.

- - ----------------------------------------------------------------------------

Consolidated sales and operating income by business segments for the nine months ended September 30, 1994 and 1993 are as follows (000 omitted):

                              Nine Months Ended          Increase
                                September 30,           (Decrease)
                           ---------------------   -------------------
                               1994        1993     Dollars    Percent
                           ---------   ---------   --------    -------
Net Sales
- - ---------
  Electrical Technologies  $100,896    $110,197    $(9,301)       (8)%
  Utility Systems            63,298      57,033      6,265        11
                           ---------   ---------   --------
    Total                  $164,194    $167,230    $(3,036)       (2)
                           =========   =========   ========
Operating Income
- - ----------------
  Electrical Technologies  $ 15,946    $ 18,089    $(2,143)      (12)
  Utility Systems             4,300       3,747        553        15
                           ---------   ---------   --------
    Total                  $ 20,246    $ 21,836    $(1,590)       (7)
                           =========   =========   ========

Overall, the net sales and operating income decreased 2% and 7%, respectively, for the nine months ended September 30, 1994 compared to the corresponding period of 1993 as improvements by the Utility
Systems segment did not fully offset the weaknesses within some units of the Electrical Technologies segment.

For the nine months ended September 30, 1994, net sales and operating income of the Electrical Technologies segment decreased 8% and 12%, respectively, from the nine months ended September 30, 1993 primarily due to disappointing performances by Joslyn Power Products, Joslyn Electronic Systems and the defense businesses due to weak markets and slower than anticipated introduction and customer acceptence of new products. Joslyn Jennings partially offset the disappointing performances with significant improvement in sales and income.

The Utility Systems segment net sales and operating income improved 11% and 15%, respectively, on a year-to-date basis over the corresponding period of 1993. The Hardware operations contributed strong increases in sales and earnings. The Electrical Apparatus sales were greater but the earnings were lower due to a shift in product mix to lower margin products and startup costs related to integrating the acquisition of The Stanley G. Flagg product line into the existing Electrical Apparatus operations.

                             PART II
                        OTHER INFORMATION



Item 1.   Legal Proceedings
          On July 27, l994, the Company was first notified that it is a potentially responsible party for the clean-up of a former wood treating site located at Panama, Oklahoma. Further information with respect to this matter is set forth in Notes 1 and 2 to the Consolidated Condensed Financial Statements in Item 1 of Part I and the "Financial Condition" section of Item 2, all of which is incorporated in this Item 1 by this reference.


Item 2.   Changes in Securities

          On September 2, 1994, the Company and The First
          National Bank of Chicago, as rights agent, amended the Rights Agreement, dated as of February 10, 1988 (the
          "Rights Agreement"), pursuant to which the Company's
          Common Stock Purchase Rights were issued.

          The amendment (i) reduces from 20% to 15% (or, in the case of any person who beneficially owned 15% or more of the Company's Common Stock as of September 2, 1994 (an "Existing Holder"), a percentage equal to or greater than the amount beneficially owned by such Existing Holder on September 2, 1994, plus 1% (the "Increased Percentage")), the beneficial ownership threshold that results in a person becoming an "Acquiring Person" under the Rights Agreement and (ii) reduces from 30% to 15% (or, in the case of an Existing Holder, the Increased Percentage) the percentage of the Company's Common Stock sought in a tender offer the commencement of which would result in a distribution of rights under the Rights Agreement. The amendment also
          (a) provides that the "flip-in" provision under the Rights Agreement is operative immediately once anyone becomes an Acquiring Person (all other triggers to the "flip-in" provision and certain exceptions are deleted), (b) allows the Board of Directors to delay the distribution of rights certificates if any such tender or exchange offer has been commenced so long as no one has become an Acquiring Person and (c) excludes from the definition of "Acquiring Person" anyone who the Board of Directors determines has inadvertently become an Acquiring Person and who promptly divests a sufficient number of shares of the Company's Common Stock so as to no longer be an Acquiring Person.

          Copies of the amendment to the Right Agreement and the press release of the Company announcing such amendment are filed as exhibits to the Company's Current Report on Form 8-K dated September 2, 1994 and are incorporated in this Item 2 by this reference.

Item 3.   Defaults Upon Senior Securities
          Not Applicable.



Item 4.   Submission of Matters to a Vote of Security Holders
          None



Item 5.   Other Information
          Not Applicable.



Item 6.   Exhibits and Reports on Form 8-K
          During the quarter ended September 30, l994, the following reports on Form 8-K have been filed:


          Date of Report                     Items Reported
          September 2, l994                  5 (Other Events)
          September 16, l994                 5 (Other Events)
          October 20, l994                   5 (Other Events)


          No financial statements were filed with any of such reports.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOSLYN CORPORATION
                                   Registrant



Date:  November 11, l994           /s/ Raymond E. Micheletti
                                            Raymond E. Micheletti
                                            President and Chief
                                            Executive Officer


Date:  November 11, l994           /s/ Lawrence G. Wolski
                                            Lawrence G. Wolski
                                            Executive Vice President
                                            and Chief Financial Officer