Form 10-K
period 1994-12-31
JOSLYN CORP /IL/
filed 1995-05-03
CIK 54045

____________________________________________________________________________
       		   SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                 			     Form 10-K
(Mark One)

 X
_____ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

           				 OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended: December 31, 1994   Commission File Number: 0-1252

             			JOSLYN CORPORATION
_____________________________________________________________________
       (Exact name of Registrant as specified in its charter)

      		 Illinois                                     36-3560095
_______________________________________    ___________________________________
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

30 South Wacker Drive-Chicago, Illinois                  60606
_______________________________________    ___________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (312) 454-2900

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         			 Common Stock, $1.25 par value
             Common Stock Purchase Rights
           	 _____________________________
                    (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        	  					  X
                      		 Yes _____        No ______

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1995 (based upon the closing price on that day) was $180,810,680.

     As of March 1, 1995, 7,160,819 shares of the Registrant's Common Stock were outstanding.


                		     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the annual shareholders report for the year ended December 31, 1994, ("Annual Report") are incorporated by reference into Parts I and II.

     Portions of the definitive proxy statement dated March 28, 1995 ("Proxy Statement") are incorporated by reference into Part III.

Page 1 of 75                                    Exhibit Index on Page 18

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

      The Registrant is a holding company for a number of subsidiaries which are engaged primarily in the manufacturing and supplying of electrical hardware, apparatus, protective equipment, air pressurization and dehydration products, and services used in the construction and maintenance of transmission and distribution facilities to electric power and telephone companies. The Registrant's subsidiaries also manufacture and supply vacuum switchgear and electrical controls to commercial and industrial markets as well as protective equipment, connector backshells, and air and gas dehydration systems to aerospace and defense companies.


     The Registrant has eleven wholly owned operating subsidiaries.


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


* JOSLYN JENNINGS CORPORATION, a Delaware corporation, manufactures and supplies vacuum capacitors for aerospace and defense markets and vacuum interrupters for industrial,commercial and electrical utility markets.


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


* THE SUNBANK FAMILY OF COMPANIES, INC., a California holding corporation, and its two subsidiaries, JOSLYN SUNBANK CORPORATION and AIR-DRY CORPORATION
OF AMERICA, Delaware corporations, supply custom designed electrical connector accessories and flexible conduits, multi-conductor cable and air and gas dehydration systems for aerospace and defense markets.


* JOSLYN FOREIGN SALES CORPORATION, organized under the laws of the Virgin Islands of the United States, exports the Registrant's products throughout the world.



1(b)  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS


      Note 12, Segment of Business Reporting, on page 26 of the Annual Report is incorporated herein by reference.

1(c)  NARRATIVE DESCRIPTION OF BUSINESS


     The Registrant's business is composed of two business segments: Utility Line Products and Electrical Switches and Controls. The products and services of Registrant's subsidiaries have been grouped as business segments in a manner consistent with the types of markets existing for the products and services.



UTILITY LINE PRODUCTS


    (a)     PRINCIPAL PRODUCTS AND SERVICES


    The Registrant designs and manufactures construction and maintenance materials and electric power protection equipment principally for electric power distribution and overhead telecommunications and cable television communication lines. These products are manufactured from metal, polymers, fiberglass, engineered materials and porcelain and include hardware, earth anchors, power surge arresters, cable termination devices and other products. Sales of these materials and products by Registrant's subsidiaries are made directly to ultimate users, distributors for resale to ultimate users, contractors, and to original equipment manufacturers by a direct sales force of approximately twenty people. In addition, independent sales agents are used for selective international and domestic markets. Distribution is made directly from manufacturing plants or through a network of distribution centers operated by Registrant's subsidiaries.


     (b)     RAW MATERIALS


     Materials used in the manufacture of the products of this segment are basic commodities, primarily various types of steel, polymer, zinc, zinc oxide powder and components which are readily available and are purchased by Registrant's subsidiaries from numerous sources, none of which is material to the business in this segment as a whole.


     (c)  PATENTS, LICENSES AND TRADEMARKS


     The Registrant does not consider that the business of the Utility Line Products segment is dependent to a material extent upon patent protection, although certain features of the products of this segment are protected by patents and trademarks. Licensing of these products to others plays no material role in the Registrant's earnings.

    (d)  SEASONAL ASPECTS OF BUSINESS

    Although the level of business of the Utility Line Products segment varies modestly throughout the year, the business of this segment is not seasonal.


    (e)  CUSTOMERS

    The business of this segment is not dependent upon any single customer or a few customers, the loss of which would have a material adverse effect on this segment as a whole.


    (f)  BACKLOG ORDERS

    The Registrant does not believe information related to backlog orders to be material to the understanding of the business of this segment.


    (g)  RENEGOTIATION OF PROFITS

    The business of the Utility Line Products segment is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


    (h)  COMPETITION

    There are several competitors in every product line of this segment resulting in strong competition. Because of the range of products manufactured by Registrant's subsidiaries, it is difficult to determine accurately its overall competitive position in these lines. The Registrant believes, however, that it is one of the principal suppliers of transmission, distribution and communication hardware, electric power surge arresters and terminating devices in the United States and Canada.

    Some of the products manufactured by this segment, however, are commodity products with respect to which the Registrant experiences competition with directly competing products. The Registrant competes on the basis of its service, product quality, marketing technique and price and believes that its ability in these areas permits it to compete effectively.


ELECTRICAL SWITCHES AND CONTROLS


    (a)  PRINCIPAL PRODUCTS AND SERVICES

     Electric power and electronic protection equipment and switchgear are designed and produced primarily for use by the telecommunications, industrial, aerospace, defense, and electric utility industries. These products include a variety of specialty devices that protect, control, monitor, test or perform switching functions for users of electric power. The Registrant's defense products include electrical flexible conduits, vacuum capacitors, air and gas dehydration systems and specialty products. Such products are primarily sold by Registrant's subsidiaries own sales force directly to end users or to original equipment manufacturers, although some sales are made to distributors for resale.


    (b)   RAW MATERIALS

    Materials used in the manufacture of the products of the Electrical Switches and Controls segment are basic commodities and components which are readily available and are purchased by Registrant's subsidiaries from numerous sources, none of which is material to the business of this segment as a whole.


    (c)   PATENTS, LICENSES AND TRADEMARKS

    The Registrant does not consider that the business of the Electrical Switches and Controls segment is dependent to a material extent upon patent protection, although certain features of the products of the segment are protected by patents and trademarks. Licensing of these products to others is not material to the Registrant's earnings.

    The Registrant has obtained licenses to utilize various patents in some of the lines of business of this segment. However, no product manufactured by the Electrical Switches and Controls segment under licenses from others makes a significant contribution to sales or earnings.


    (d)  SEASONAL ASPECTS OF BUSINESS

    Although the level of the business of the Electrical Switches and Controls segment varies modestly throughout the year, the business of this segment is not seasonal.


    (e)  CUSTOMER

    The business of this segment is not dependent upon any single customer or a few customers, the loss of which would have a material adverse effect on the segment as a whole.


    (f)  BACKLOG ORDERS

    The Registrant does not believe information related to backlog orders to be material to the understanding of the business of this segment.


    (g)  RENEGOTIATION OF PROFITS

    The business of the Electrical Switches and Controls segment is not subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

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



EFFECT OF ENVIRONMENTAL PROTECTION


    Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has had no material adverse impact upon capital expenditures, earnings and the competitive position of the Registrant and its subsidiaries, except to the extent as described in
Item 3, "Legal Proceeding." The Registrant regularly makes provision in its budgeted capital expenditures for environmental control facilities; however, for the current fiscal year ending December 31, 1994, the Registrant has not incurred any capital expenditures, and for future periods, the Registrant has not planned any capital expenditures for environmental control facilities which are expected to be material to current operations. See also Item 3, "Legal Proceeding."


NUMBER OF EMPLOYEES


   As of March 1, 1995, the Registrant had approximately 1,975 employees.



1(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
      AND EXPORT SALES


      Note 12, Segment of Business Reporting, on page 26 of the Annual Report is incorporated herein by reference.

ITEM 2.    PROPERTIES
                                                        								   EXPIRATION
								                                                           OF TERM
PLANT OR FACILITY AND LOCATION           GENERAL CHARACTER         IF LEASED

(a) CORPORATE HEADQUARTERS

    Allen County, Indiana                Undeveloped Property       Sold 3/9/95

    Bonner County, Idaho                 Undeveloped Property

    Chicago, Illinois                    Office                     4/30/05

    Goleta, California                   Undeveloped Property

    Santa Maria, California              Undeveloped Property

(b) UTILITY LINE PRODUCTS

    Birmingham, Alabama                  Distribution Center

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

    Chicago, Illinois                    Manufacturing Plant

    Franklin Park, Illinois              Office, Manufacturing
                         					   Plant

    Franklin Park, Illinois              Undeveloped Property

    Richmond, Virginia                   Distribution Center and    9/1/96
                         					   Sales Office

    Vernon, California                   Distribution Center        10/31/97

(c) ELECTRICAL SWITCHES AND CONTROLS

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

    Lancaster, South Carolina            Manufacturing Plant

    Maui, Hawaii                         Investment Property

    Moorpark, California                 Manufacturing Plant        1/31/98

    Paso Robles, California              Manufacturing Plant        1/31/98

    San Jose, California                 Manufacturing Plant

    Spokane, Washington                  Manufacturing Plant        9/30/95

    Somerset, New Jersey                 Distribution Center and
                                   					   Sales Office            4/30/97

    Woodstock, Illinois                  Office, Manufacturing
                                   					   Plant and Test Facility


     The Registrant believes that its properties are in good condition and are adequate to meet its current and reasonably anticipated needs.


ITEM 3.    LEGAL PROCEEDINGS


     Registrant's subsidiary, Joslyn Manufacturing Co., (the Company) previously operated wood treating facilities that chemically preserved utility poles, pilings and railroad ties. Environmental reserves for estimated remedial actions and clean-up costs for known sites either currently under investigation or not known to be under investigation pursuant to environmental
laws and regulations has been made.   Note 6, Environmental Matters, on
page 23 of the Annual Report is incorporated herein by reference.

    Joslyn Manufacturing Co. executed a Consent Order effective May 30, 1985, with the Minnesota Pollution Control Agency pertaining to a former wood treating facility located in Brooklyn Center, Minnesota. The Consent Order binds the Company to undertake soil and groundwater investigation and clean-up of the site. The Company is currently performing its obligations under the Consent Order and is continuing the clean-up of the site. The Company has completed a significant portion of the clean-up at the site.

    The Louisiana Department of Environmental Quality issued administrative orders against potentially responsible parties, including Joslyn Manufacturing Co., to perform a clean-up at a former wood treating facility located in Bossier City, Louisiana. The Company has complied with the administrative order and has unilaterally implemented the remedial action plan substantially remediating the site. Additional offsite soil remediation may be required.
The Company has begun preliminary investigation of offsite areas. The site has been proposed for listing on the National Priorities List by the U.S. Environmental Protection Agency. The Company is opposing the proposed listing. The Company unsuccessfully appealed adverse decisions against other potentially responsible parties as well as its insurance carrier for allocation, contribution and indemnification for remediation efforts which have been or will be performed by the Company. Those cases are now concluded without recoveries.

    The Company is a defendant in a purported class action lawsuit entitled, Johnson et al. v. Lincoln Creosote Co. Inc. filed with the 26th Judicial Court for Bossier Parish, Louisiana, No. 70481 on February 23, 1987. Plaintiffs are seeking damages allegedly sustained from the disposal of materials on the former wood treating site previously owned and operated by the Company prior to 1970 and located in Bossier City, Louisiana. The damages sought are unspecified. The Court held a hearing for the purpose of determining class certification and issued a ruling favorable to the Company by narrowing and defining the geographic area of the class and excluding non-cancerous, non-life threatening injuries from the class litigation. However, after an appeal by the plaintiffs, the judge modified its prior ruling to allow all personal injury claims within the defined geographic area upon proof of causation and injury. The Company has tendered the defense of the suit to its insurance carrier.

    On November 20, 1986, the Illinois Environmental Protection Agency issued an Immediate Removal Order for Company's former wood treating facility in Franklin Park, Illinois. In compliance with that Order, Registrant has completed a significant portion of the clean-up at the site. As a result of successful litigation, all future expenditures will be the responsibility of the Company's insurance carrier.

    In 1990, the Company entered into a Consent Order with the current property owner and the Oregon Department of Environmental Quality pertaining to a former wood treating facility located in Portland, Oregon. The Consent Order requires an investigation of the site which was completed in 1994. The implementation of a remedy is scheduled to begin in 1995. The Company has entered into a cost sharing agreement with the current owner whose share is 27%.

    The Company has been named as a third party defendant in a suit filed on September 11, 1992 entitled UNITED STATES OF AMERICA, ET AL. V. SCA SERVICES OF INDIANA V. OMNISOURCE CORP., F89-29, U.S. District Court Northern District Indiana (Ft. Wayne Division). The suit seeks contribution for the remediation of the Ft. Wayne Reduction Superfund Site. The Company is one of over 65 potentially responsible parties. The Company is defending the suit.

    The Company was initially notified in July, 1994 by the U.S. Environmental Protection Agency that it is a potentially responsible party (PRP) at a former wood treating site known as Rab Valley located in Panama, Oklahoma. The Company sold the site in 1955, after operating it for 16 years. Although one prior and three subsequent owners have operated a wood treating facility at the site, it initially appears that the Company may be the only significant financially viable PRP and the Company's insurance coverage during such period may be minimal. The Company believes that approximately 20% of the remediation costs at the Oklahoma site will be expended over the next couple of years and that most of the remediation will take place during a period five to ten years from now. Determining the Company's ultimate cost associated with remediating sites is subject to many variables, including the availability of economical remediation technologies, the volume of contaminated soil, contributions from other PRPs, insurance recoveries and changes in applicable laws and regulations. The Company's investigation of the Oklahoma site is still in the preliminary stages. The estimated costs were prepared by the Company's environmental consultants based on the limited data about the Oklahoma site that is currently available, the Company's experience with nearly completed clean-ups and recent action by USEPA at other sites. This estimate assumes that the Company will be allowed to apply the remediation technologies at the Oklahoma site that it has applied elsewhere. Certain of such technologies are among the least expensive of various alternatives. If technologies other than those assumed to be available are utilized at the Oklahoma site, or if the volume of contaminated soil at that site is significantly greater than that suggested by preliminary data, remediation costs could more than double.

    The Registrant received a complaint entitled JANCO V. SUNBANK ELECTRONICS, INC. in January 1995, alleging contribution for contamination present in the groundwater aquifer beneath the City of Burbank, California. Numerous potentially responsible parties (PRP) are involved in litigation with the lead PRP, Lockheed Corporation, to allocate costs associated with the remediation. An investigation into the extent of contribution and participation in costs sharing by Sunbank has been initiated. Sunbank is a wholly-owned subsidiary of the Registrant and the activities alleged against Sunbank apparently occurred in a 10-year period between 1971 and 1981, prior to the Registrant's acquisition of Sunbank in 1988. Preliminary indications are that Sunbank is a DE MINIMIS PRP.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.




EXECUTIVE OFFICERS OF THE REGISTRANT


    Listed below are the names, titles, offices, positions and ages of all executive officers of the Registrant. There are no family relationships between them. The officers' terms in office expire on April 26, 1995, the date of the meeting of the Board of Directors, which is held immediately before the 1995 Annual Meeting of Shareholders.




    LAWRENCE G. WOLSKI           Director, Acting Chief Executive Officer
                   				 and Executive Vice President  -  Age 50

    Experience

       	1993                     Elected Executive Vice President
        1987                     Elected Senior Vice President

    GEORGE W. DIEHL             Vice President, Power Switching and Controls
                 							Group  - Age 55


    Experience

       1991                     Appointed Vice President; Elected President
                      			and Chief Operating
                         Officer, Joslyn Hi-Voltage Corporation
       1988                     General Manager, Joslyn Hi-Voltage Corporation






    DANIEL DUMONT               Vice President - Age 47



    Experience

      1990                      Appointed Vice President; Elected President and
                       				Chief Operating Officer,  Joslyn Canada Inc.
      1987                      General Manager, Joslyn Canada Inc.





    WAYNE M. KOPROWSKI          Vice President, General Counsel and Secretary -
                        				Age 48


    Experience

      1990                      Elected Vice President





    STEVEN L. THUNANDER         Vice President - Age 44



    Experience

      1988                      Appointed Vice President; Elected President
                      				and Chief Operating Officer,
                      				Joslyn Manufacturing Co.

                       								PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
       	   RELATED SECURITY STOCKHOLDER MATTERS


    Information regarding the price of Registrant's common stock, dividend payments and numbers of shareholders is included in Common Stock Prices and Dividends on page 14 of the Annual Report which is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

    Selected financial data, which is included in the Five Year Comparative Financial Data on page 14 of the Annual Report, is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 13 of the Annual Report is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


   The following consolidated financial statements of the Registrant and its subsidiaries, included in the Annual Report, are incorporated herein by reference:



                                                ANNUAL REPORT
                                                   PAGE NO.
                                    						      _____________


    Consolidated Statement of Income for the Years Ended
    December 31, 1994, 1993 and 1992                                   15

    Consolidated Balance Sheet -- December 31, 1994 and 1993           16

    Consolidated Statement of Shareholders' Equity for the
    Years Ended December 31, 1994, 1993 and 1992                       17

    Consolidated Statement of Cash Flows for the Years Ended
    December 31, 1994, 1993 and 1992                                   18

    Notes to Consolidated Financial Statements                       19-27

    Report of Independent Public Accountants                           27

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

     (b) Information regarding executive officers of the Registrant required by this Item 10 is included on pages 11 and 12 in Part I of this Report pursuant to General Instructions G of Form 10-K. in Part I of this Report.


ITEM 11.    EXECUTIVE COMPENSATION

     Information concerning executive compensation required by this Item 11 is contained under the following captions in the Proxy Statement, and is incorporated herein by reference:

                                           PROXY
                                          STATEMENT
                                           PAGE NO.
                                      			 __________


     Compensation of Directors                                6
     Summary Compensation Table                               7
     Stock Option/SAR Grants in 1994                          8
     Defined Benefit Pension Plan                             9
     Employment and Severance Agreements                     9-10



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       	  MANAGEMENT

     The information required by this Item 12 is contained in the Proxy Statement under the captions "Principal Holders of Voting Securities" on page 5 and "Security Ownership of Management on March 1, 1995" on page 4 and is incorporated herein by reference.

            					     PART IV



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K

     (a)   1.   Financial Statements

             			Included in Part II of this report:

		       	      Consolidated Statement of Income for the years ended
			             December 31, 1994, 1993 and 1992

		       	      Consolidated Balance Sheet as of December 31, 1994 and 1993

		       	      Consolidated Statement of Shareholders' Equity for the years
		              ended December 31, 1994, 1993 and 1992

		       	      Consolidated Statement of Cash Flows for the years ended
			             December 31, 1994, 1993 and 1992

		       	      Notes to Consolidated Financial Statements



       	   3.   Exhibits

            		  The exhibits filed in response to Item 601 of Regulation
			             S-K  and Item 14(c) of Form 10-K are listed in the Exhibit
			             Index on page 18.  Management contracts or compensatory
			             plans or arrangements are identified in the Exhibit Index
       			      by "+".




     (b)   Reports on Form 8-K

  	   Two reports on Form 8-K were filed during the fourth quarter of the period ended December 31, 1994.


  	   Registrant filed a Form 8-K on September 20, 1994, regarding

  	   1.  an anticipated 4th Quarter environmental charge;
		    2.  changes in the severance arrangements and benefit plans; and
		    3.  amended and restated By-Laws.

	   The Registrant also filed a Form 8-K on October 19, 1994, regarding a third quarter net loss as a result of a $35 million charge for increase environmental reserves.


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 1995

                  									      JOSLYN CORPORATION



                   									   By:/s/ Lawrence G. Wolski
                                 ______________________
                             Acting Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




      Signature                       Title                  Date



/s/William E. Bendix           Chairman of the Board      March 30, 1995
_______________________
 William E. Bendix



/s/Lawrence G. Wolski         Acting Chief Executive
_________________________     Officer, Director           March 30, 1995
 Lawrence G. Wolski



/s/John H. Deininger          Director                   March 30, 1995
_______________________
 John H. Deininger



/s/Donald B. Hamister         Director                    March 30, 1995
_______________________
 Donald B. Hamister



/s/Richard C. Osborne         Director                     March 30, 1995
_______________________
 Richard C. Osborne

/s/ Raymond E. Micheletti     Director                    March 30, 1995
_________________________
Raymond E. Micheletti




/s/ Raymond G. Bjorseth       Chief Accounting Officer    March 30, 1995
_________________________
Raymond G. Bjorseth

       							EXHIBIT INDEX



                    																   Page


3(i)    Articles of Incorporation (Exhibit D to Registrant's
        Form S-4 Registration Statement filed March 17, 1988)*

3(ii) By-Laws, as amended and restated (Exhibit 3 to Registrant's Form 8-A filed September 20, 1994)*

4       (a)  Rights Agreement with the First National
        Bank of Chicago dated February 10, 1988
	       (Exhibit 4 to Registrant's 1987 Form 10-K)*

	       (b)  Amendment dated September 2, 1994 to Rights
	       Agreement Exhibit 2A to Form 8-A/A filed
	       September 9, 1994)*

10      Material Contracts


       	(a)  Form of Employment Agreement with Mr. Wolski
	       (Exhibit 10(c) to Registrant's 1991 Form 10-K)*+

        (b)  Form of Severance Agreement with Mr. Wolski
 	      (Exhibit 10.1 to Form 8-K filed September 20, 1994)*+

        (c)  Form of Severance Agreement with Messrs. Diehl and
	       Koprowski (Exhibits 10.2 and 10.3 to Form 8-K filed
   		   September 20,1994)*+

        (d)  Severance Policy for Corporate Managers
	    	  (Exhibit 10.4 to Form 8-K filed September 20, 1994)*+

       	(e) Joslyn Corporation Executive Management Incentive Plan (Exhibit 10(c) to Registrant's 1980 Form 10-K)*+

        (f)  Amendment to Executive Management Plan
	    	  (Exhibit 10.6 to Form 8-K filed September 20, 1994)*+

        (g)  Joslyn Corporation Parity Compensation Plan
  	     (Exhibit 10(c) to Registrant's 1989 Form 10-K)*+

        (h)  Amendment to Parity Compensation Plan
		      (Exhibit 10.7 to Form 8-K filed September 20, 1994)*+

        (i)  Joslyn Mfg. and Supply Co. Employee Stock Benefit Plan,
		      as amended (Exhibit A to Registrant's Proxy Statement dated March 25, 1983)*+

        (j)  Joslyn Corporation Stock Option Plan (Exhibit A to
   	    Registrant's Proxy Statement dated
   	    March 28, 1989)*+



13      Portions of the Annual Report for the year ended
        December 31,1994 incorporated by reference                    20 - 47

21      Subsidiaries of the Registrant                                   48

24      Consent of Independent Public Accountants
        dated and manually signed                                        49

27      Financial Data Schedule                                          50

99      Proxy Statement dated March 28, 1995                          51 - 75



_______________
*     Incorporated by reference
+     Management contract or compensatory plan or arrangement.