Form 10-Q
period 1995-03-31
JOSLYN CORP /IL/
filed 1995-05-11
CIK 54045

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 ___
: X :   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1995

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

                               X
                         YES _____     NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1995.

            $1.25 Par Value Common Stock 7,162,000 shares

______________________________________________________________________________
                               Page 1 of 40

                                PART I.

                        FINANCIAL INFORMATION

                    ITEM 1.  FINANCIAL STATEMENTS

                    CONDENSED FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the latest Annual Report on Form 10-K of the Company for the year ended December 31, 1994.

The condensed consolidated financial statements included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the interim periods.

The results of operations for such interim periods are not necessarily indicative of the results of the full year.

                                         JOSLYN CORPORATION
                                            BALANCE SHEET
                                MARCH 31, 1995 AND DECEMBER 31, 1994
                                    (Dollar Amounts in Thousands)

======================================================================================================
                                MARCH    DECEMBER|LIABILITIES AND SHARE-             MARCH    DECEMBER
ASSETS                           1995      1994  |HOLDERS' EQUITY                     1995      1994
- -------------------------------------------------|----------------------------------------------------
Current Assets:                                  |Current Liabilities:
                                                 |
  Cash and Cash Equivalents   $ 35,880  $ 39,775 |  Accounts Payable               $ 10,408  $ 10,674
                              --------- ---------|  Accrued Liabilities              29,644    30,548
  Receivables, Less Allowance                    |  Income Taxes                      2,330     2,444
    for Doubtful Accounts     $ 32,323  $ 28,482 |                                 --------- ---------
                              --------- ---------|Total Current Liabilities        $ 42,382  $ 43,666
  Inventories:                                   |
    Finished Goods            $  8,158  $  7,703 |Postretirement Medical Liability   14,837    14,712
    Work-In-Process             15,070    13,893 |
    Raw Materials               14,449    13,968 |Environmental Accrual              38,500    38,500
                              --------- ---------|                                 --------- ---------
    Total Inventories         $ 37,677  $ 35,564 |     Total Liabilities           $ 95,719  $ 96,878
                              --------- ---------|                                 --------- ---------
  Deferred Tax and Other                         |Shareholders' Equity:
    Current Assets            $ 13,713  $ 15,804 |
                              --------- ---------|Common Stock $1.25 Par Value
Total Current Assets          $119,593  $119,625 |  Authorized 20,000,000 shares
                              --------- ---------|  Issued 7,162,000 shares in 1995
Net Deferred tax and                             |  and 7,154,000 shares in 1994.  $  8,953  $  8,943
  Other Assets                $ 20,611  $ 19,924 |
                              --------- ---------|Retained Earnings                  73,815    72,321
Plant and Equipment, at Cost  $ 84,068  $ 83,084 |
Less Accumulated Depreciation  (46,308)  (45,129)|Equity Adjustments                   (523)     (638)
                              --------- ---------|                                 --------- ---------
Net Plant and Equipment       $ 37,760  $ 37,955 |Total Shareholders' Equity       $ 82,245  $ 80,626
                              --------- ---------|                                 --------- ---------
                                                 |Total Liabilities and
Total Assets                  $177,964  $177,504 |  Shareholders' Equity           $177,964  $177,504
======================================================================================================

                      JOSLYN CORPORATION
                  CONDENSED INCOME STATEMENT
         FOR THE QUARTER ENDED MARCH 31, 1995 AND 1994
    (Dollar Amounts in Thousands Except Per Share Amounts)



                                               Quarter Ended
                                                  March 31,
                                               1995       1994
                                          ---------------------
Net Sales                                 $  56,523  $  53,919

  Cost of Goods Sold                         42,360     39,151
  Selling and General Expenses                9,116      8,992
  Other Expense, Net                             94        310
  Investment Income                            (391)      (380)
                                          ---------- ----------
Income before Income Taxes                $   5,344  $   5,846
Income Taxes                                  1,850      2,100
                                          ---------- ----------
Net Income                                $   3,494  $   3,746
                                          ========== ==========
Per Share of Common Stock:
  Net Income                              $     .49  $     .53
                                          ========== ==========
  Dividends                               $     .30  $     .30
                                          ========== ==========
Average Number of Shares Outstanding      7,159,000  7,107,000
                                          ========== ==========

                      JOSLYN CORPORATION
           CONDENSED STATEMENT OF CASH FLOWS
      FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                (Dollar Amounts in Thousands)


                                                 1995      1994
                                              --------  --------
Cash Flows from Operating Activities:
  Net Income from Operations                  $ 3,494   $ 3,746
  Adjustments to Reconcile Net Income to Net
    Cash Flows from Operating Activities:
      Depreciation and Amortization             1,265     1,329
      Deferred Income Taxes                      (133)      202
      Change in Assets and Liabilities:
          (Increase) in Receivables            (3,841)   (3,208)
          (Increase) Decrease in Inventories   (2,113)    1,103
          (Decrease) in Accounts Payable         (266)   (2,561)
          (Decrease) in Current and Long-term
              Environmental Accruals             (270)     (596)
          Other, Net                              842      (943)
                                              --------  --------
Net Cash Flows from Operating Activities      $(1,022)  $  (928)
                                              --------  --------
Cash Flows from Investing Activities:
  Capital Expenditures                        $(1,379)  $  (944)
  Acquisition of Product Line                       -    (2,500)
  Disposition of Product Line                       -       540
  Other, Net                                      496      (166)
                                              --------  --------
Net Cash Flows from Investing Activities      $  (883)  $(3,070)
                                              --------  --------
Cash Flows from Financing Activities:
  Dividends Paid                              $(2,148)  $(2,132)
  Other, Net                                      158        90
                                              --------  --------
Net Cash Flows from Financing Activities      $(1,990)  $(2,042)
                                              --------  --------
Net (Decrease) in Cash and Cash Equivalents   $(3,895)  $(6,040)
                                              ========  ========

Supplemental Disclosures:
  Income Taxes Paid                           $   205   $   521
  Interest Paid                                    29        35
                                              ========  ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------

As of March 31, 1995, the working capital ratio for the Corporation remained strong at 2.82 to 1 compared to 2.74 to 1 at December 31, 1994.

Significant Balance Sheet fluctuations between March 31, 1995 and December 31, 1994 were 1) Accounts Receivable was $3.8 million greater primarily because sales in March 1995 were $4.6 million, or 28.7%, greater than in December 1994 and 2) Deferred Tax and Other Current Assets was $2.1 million, or 13.2%, less on March 31st due to a shift in the timing and classification of income tax benefits.




Results of Operations


Consolidated sales and operating income by business segments for the quarter ended March 31, 1995 and 1994 are as follows (000 omitted):

                                       Quarter Ended        Increase
                                         March 31,         (Decrease)
                                    ------------------  ---------------
                                       1995      1994   Dollars Percent
                                    --------  --------  -------  ------
Net Sales

  Electrical Switches and Controls  $34,362   $33,136   $1,226      4 %
  Utility Line Products              22,161    20,783    1,378      7
                                    --------  --------  -------  ------
    Total                           $56,523   $53,919   $2,604      5
                                    ========  ========  =======  ======
Operating Income

  Electrical Switches and Controls  $ 4,668   $ 5,442   $ (774)   (14)
  Utility Line Products               1,403     1,442      (39)    (3)
                                    --------  --------  -------  ------
      Total                         $ 6,071   $ 6,884   $ (813)   (12)
                                    ========  ========  =======  ======


Net sales increased $2.6 million or 5% over the first quarter of 1994 but operating income decreased $0.8 million or 12%.

The Electrical Switches and Controls segment net sales increased 4% and operating income decreased 14% for the first quarter of 1995 compared to the corresponding quarter in 1994. There were strong performances by the power quality, protection and controls businesses within this segment, especially from Joslyn Jennings and Joslyn Clark Controls reflecting higher demand for their product offerings. These improvements and others were partially offset by 1) lower sales and operating income in the power switches and related controls business because of a one and one-half week strike at Hi-Voltage and 2) weak and competitive markets for SF6 switches. Also, a non-core dehydration business had lower sales and an operating loss in the first quarter of 1995.

The Utility Line Products business segment's net sales increased $1.4 million or 7% and operating income decreased $39,000 or 3% in the first quarter of 1995 compared to the first quarter of 1994. Sales increased because of the acquisition of the Stanley Flagg product line toward the end of the first quarter of 1994 and strong metal oxide distribution arrester sales. The decrease in operating income reflects primarily higher raw material steel costs and some shifts in product mix to lower margin items.

The gross profit as a percent of sales decreased to 25.1% in the first quarter of 1995 from 27.4% in the first quarter of 1994 primarily due to some increased raw material costs, costs related to the strike at Hi-Voltage and shifts in product mix.

                             PART II
                        OTHER INFORMATION



Item 1.   Legal Proceedings
          _________________
          Not Applicable


Item 2.   Changes in Securities
          _____________________
          Not Applicable



Item 3.   Defaults Upon Senior Securities
          _______________________________
          Not Applicable.



Item 4.   Submission of Matters to a Vote of Security Holders
          ___________________________________________________
          Not Applicable



Item 5.   Other Information
          _________________
          Not Applicable



Item 6.   Exhibits and Reports on Form 8-K
          ________________________________
           3(a)  Articles of Incorporation, as amended
          10     Materials Contract
                 (a)  Executive Management Incentive Plan, as amended
          27     Financial Data Schedule

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        JOSLYN CORPORATION
                                        Registrant




Date:  May 11, 1995                /s/ Lawrence G. Wolski
                                   _______________________________
                                       Lawrence G. Wolski
                                   Acting Chief Executive Officer



Date:  May 11, 1995               /s/ Raymond G. Bjorseth
                                  ________________________________
                                      Raymond G. Bjorseth
                                         Controller