Form 10-Q
period 1995-06-30
JOSLYN CORP /IL/
filed 1995-08-11
CIK 54045

______________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

 ___
: X :   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
:___:   EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1995

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

                               X
                         YES _____     NO _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1995.

            $1.25 Par Value Common Stock 7,165,000 Shares


______________________________________________________________________________
                               Page 1 of 15

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

                                           JOSLYN CORPORATION
                                              BALANCE SHEET
                                   JUNE 30, 1995 AND DECEMBER 31, 1994
                                      (Dollar Amounts in Thousands)


=========================================================================================================
                                  JUNE     DECEMBER                                    JUNE     DECEMBER
                                  1995       1994     LIABILITIES AND SHARE-           1995       1994
ASSETS                          (Note 1)              HOLDERS' EQUITY                (Note 1)
- ---------------------------------------------------------------------------------------------------------
Current Assets:                                       Current Liabilities:
                                                        Accounts Payable           $  10,282   $  10,674
  Cash and Cash Equivalents   $  16,953   $  39,775     Accrued Liabilities           30,742      30,548
                              ----------  ----------    Income Taxes                   1,191       2,444
  Receivables, Less Allowance                                                      ----------  ----------
    for Doubtful Accounts     $  34,948   $  28,482   Total Current Liabilities    $  42,215   $  43,666
                              ----------  ----------
  Inventories:                                        Postretirement Medical
    Finished Goods            $   8,290   $   7,703     Liability                     14,999      14,712
    Work-In-Process              17,650      13,893   Environmental Accrual           37,500      38,500
    Raw Materials                15,267      13,968                                ----------  ----------
                              ----------  ----------       Total Liabilities       $  94,714   $  96,878
    Total Inventories         $  41,207   $  35,564                                ----------  ----------
                              ----------  ----------
  Deferred Tax and Other                              Shareholders' Equity:
    Current Assets            $  14,200   $  15,804   Common Stock $1.25 Par Value;
                              ----------  ----------    Authorized 20,000,000 shares
Total Current Assets          $ 107,308   $ 119,625     Issued 7,165,000 shares in
                              ----------  ----------    1995 and 7,154,000
Net Deferred Tax, Goodwill                              in 1994.                   $   8,957   $   8,943
  and Other Assets            $  33,693   $  19,924
                              ----------  ----------  Retained Earnings               75,960      72,321
Plant and Equipment, at Cost  $  84,965   $  83,084
Less Accumulated Depreciation   (46,923)    (45,129)  Equity Adjustments                (588)       (638)
                              ----------  ----------                                  -------    -------
Net Plant and Equipment       $  38,042   $  37,955     Total Shareholders' Equity $  84,329   $  80,626
                              ----------  ----------                               ----------  ----------
                                                        Total Liabilities and
Total Assets                  $ 179,043   $ 177,504       Shareholders' Equity     $ 179,043   $ 177,504
=========================================================================================================

                          JOSLYN CORPORATION
                      CONDENSED INCOME STATEMENT
         FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
           (Dollar Amounts in Thousands Except Per Share Amounts)




                                         Quarter Ended       Six Months Ended
                                            June 30,             June 30,
                                        -------------------    ----------------
                                         1995     1994        1995       1994

- ------------------------------------------------  ---------   ---------------------
Net Sales                              $ 57,546   $ 54,472     $114,069   $108,391
- ------------------------------------------------  ---------   ---------------------
  Cost of Goods Sold                   $ 42,391   $ 39,996     $ 84,751   $ 79,147
  Selling and General Expenses            9,203      9,198       18,319     18,190
  Other Expense, Net                         97        544          191        854
  Investment Income                        (715)      (322)      (1,106)      (702)
- ------------------------------------------------  ---------   ---------------------
Income before Income Taxes             $  6,570   $  5,056     $ 11,914   $ 10,902
Income Taxes                              2,350      1,700        4,200      3,800
- ------------------------------------------------  ---------   ---------------------
Net Income                             $  4,220   $  3,356     $  7,714   $  7,102
===========================================================   =====================
Per Share of Common Stock:
  Net Income                           $    .59   $    .47     $   1.08   $   1.00
- ------------------------------------------------  ---------   ---------------------
  Dividends                            $    .30   $    .30     $    .60   $    .60
===========================================================   =====================
Average Number of Shares Outstanding  7,165,000  7,112,000    7,162,000   7,109,000
===========================================================   =====================

                      JOSLYN CORPORATION
               CONDENSED STATEMENT OF CASH FLOWS
        FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                 (Dollar Amounts in Thousands)


                                                  1995       1994
                                              ---------  ---------
Cash Flows from Operating Activities:
  Net Income from Operations                  $  7,714   $  7,102
  Adjustments to Reconcile Net Income to Net
    Cash Flows from Operating Activities:
      Depreciation and Amortization              2,536      2,674
      Deferred Income Taxes                       (824)        39
      Change in Assets and Liabilities:
          (Increase) in Receivables             (3,867)    (5,729)
          (Increase) Decrease in Inventories    (2,068)       916
          (Decrease) in Accounts Payable        (1,253)    (3,113)
          (Decrease) in Current and Long-term
              Environmental Accruals            (1,523)      (917)
          Other, Net                               659     (2,059)
                                              ---------  ---------
Net Cash Flows from Operating Activities      $  1,374   $ (1,087)
                                              ---------  ---------
Cash Flows from Investing Activities:
  Capital Expenditures                        $ (2,543)  $ (1,621)
  Acquisition of Businesses                    (18,360)    (2,500)
  Other, Net                                       768        369
                                              ---------  ---------
Net Cash Flows from Investing Activities      $(20,135)  $ (3,752)
                                              ---------  ---------
Cash Flows from Financing Activities:
  Dividends Paid                              $ (4,300)  $ (4,266)
  Other, Net                                       239        266
                                              ---------  ---------
Net Cash Flows from Financing Activities      $ (4,061)  $ (4,000)
                                              ---------  ---------
Net (Decrease) in Cash and Cash Equivalents   $(22,822)  $ (8,839)
                                              =========  =========

Supplemental Disclosures:
  Income Taxes Paid                           $  2,940      4,249
  Interest Paid                                     56         77
                                              =========   ========

                          JOSLYN CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1:

On June 28, 1995 Joslyn Corporation acquired all of the issued and outstanding common shares of Cyberex, Inc., a closely held corporation. The total purchase price of $22 million was paid from Joslyn's available cash on hand. Included in the assets purchased from Cyberex was $3.6 million of cash, which resulted in a net cash expenditure of $18.4 million. Cyberex had sales of almost $16 million for the latest fiscal year. Cyberex is a recognized leading manufacturer of uninterruptable power systems and static transfer switches.

The acquisition has been accounted for using the purchase method and the Cyberex net assets have been included in the June 30, 1995 Balance Sheet. The Condensed Income Statement for June 30, 1995 does not include Cyberex's results of operations. The excess of cost over the net tangible assets acquired is initially estimated to be approximately $13.3 million and is recorded as goodwill, which is being amortized over 40 years on a straight-line basis. The purchase accounting adjustments are not complete.

The unaudited pro forma amounts presented in the following table show the results for the quarter and six months ended June 30, 1995 and 1994, assuming Joslyn's acquisition of Cyberex occurred at the beginning of the periods presented. Permitted pro forma adjustments include only the effects of events directly attributable to a tranaction expected to have a continuing impact. These pro forma results do not purport to be indicative of what would have occurred had the acquisition actually been consummated on the assumed dates or of results that may occur for any subsequent period.
                             Quarter Ended       Six Months Ended
                                June 30,              June 30,
                          -----------------     -----------------
                              1995     1994         1995     1994
                           -------  -------     -------- --------
Revenues                   $61,482  $57,623     $121,121 $114,231
Net Income                   4,314    3,343        7,855    7,201
Net Income Per Share          0.60     0.47         1.10     1.01

The pro forma adjustments are for amortization of an initial estimate for goodwill and for investment income that would not have been earned by Joslyn had the cash been dispursed at the beginning of the periods presented. Pro forma adjustments were also made to restate Cyberex's earnings for certain non-recurring expenses recorded due to the acquisition which were for the termination of Cyberex stock options and to conform Cyberex's accounting policies to Joslyn's accounting policies.

Note 2:

On July 21, 1995, Joslyn Corporation signed a definitive agreement to sell all the shares of ADK Pressure Equipment Corporation (ADK) for approximately net book value. Joslyn does not expect to realize a loss as a result of this transaction and may realize certain tax benefits not previously recorded. The divestiture should ultimately have a positive cash flow impact of over $3 million.

Note 3:

On July 24, 1995, Danaher Corporation commenced a cash tender offer for all the outstanding shares of common stock of Joslyn Corporation at a price of $32 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -----------------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------
As of June 30, 1995, the working capital ratio for the corporation was strong at 2.54 to 1 compared to 2.74 to 1 at December 31, 1994. The decrease from December 31st was due to the acquisition of Cyberex, Inc.

All of the issued and outstanding common shares of Cyberex were acquired by Joslyn on June 28, 1995 and their accounts are included in the Balance Sheet and Condensed Statement of Cash Flows for the Six Months Ended June 30, 1995. The total purchase price of $22 million was paid from Joslyn's available cash. Included in the assets purchased from Cyberex, were $3.6 million of cash which made the net cash expenditure $18.4 million. The acquisition has been accounted for using the purchase method and affects the comparability of each balance sheet line including an initial estimate of approximately
$13.3 million of goodwill arising from the acquisition. The goodwill will be amortized over 40 years commencing in the third quarter of 1995. After the acquisition Joslyn still had almost $17 million of cash and cash equivalents and no long-term debt. See Note 1 in the Notes to Condensed Financial Statements for further discussion of Cyberex and pro forma results.

Excluding the effects of the acquisition, the only significant changes in the Balance Sheet since the prior year end were that Accounts Receivable increased $3.9 million primarily because sales in June and May of 1995 were greater than sales in December and November of 1994. Also Deferred Tax and Other Current Assets were $2.3 million less due to a shift in the timing and classification of income tax benefits. The reasons for the decrease in cash are summarized in the Condensed Statement of Cash Flows.

On July 21, 1995, Joslyn Corporation signed a definitive agreement to sell all the shares of ADK Pressure Equipment Corporation (ADK) for approximate net book value. Joslyn does not expect to realize a loss as a result of this transaction and may realize certain tax benefits not previously recorded. The divestiture should ultimately have a positive cash flow impact of approximately $3 million.

On July 24, 1995, Danaher Corporation commenced a cash tender offer for all the outstanding shares of common stock of Joslyn Corporation at a price of $32 per share.

Results of Operations
_____________________


Consolidated sales and operating income by business segments for the quarter ended June 30, 1995 and 1994 are as follows (000 omitted):


                                      Quarter Ended
                                        June 30,             Increase
                                   --------------------  ---------------
                                       1995       1994   Dollars Percent
                                   ---------  ---------  -------  ------

Net Sales

  Electrical Switches and Controls $ 34,941   $ 33,425   $1,516      5 %
  Utility Line Products              22,605     21,047    1,558      7
                                   ---------  ---------  -------
    Total                          $ 57,546   $ 54,472   $3,074      6
                                   =========  =========  =======

Operating Income

  Electrical Switches and Controls $  5,394   $  5,137   $  257      5
  Utility Line Products               1,610      1,263      347     27
                                   ---------  ---------  -------
      Total                        $  7,004   $  6,400   $  604      9
                                   =========  =========  =======

Net sales increased $3.1 million or 6% and operating income increased $0.6 million or 9% over the second quarter of 1994.

The Electrical Switches and Controls segment net sales and operating income both increased 5% for the second quarter of 1995 compared to the corresponding quarter in 1994. There were strong performances within this segment, especially from Joslyn Electronic Systems, Joslyn Clark Controls and Joslyn Hi-Voltage resulting in part from some increased domestic and international sales and good general economic conditions. These improvements and others were partially offset by 1) a lower operating performance at Joslyn Power Products due primarily to lower foreign sales and decrease in demand by domestic customers and
2) a signifcant decrease in sales at ADK Pressure Equipment Corporation, a non-core business, that resulted in a loss and an operating income reduction of about $300 thousand compared to earnings in the second quarter of 1994. See the discussion of the sale of this unit in the Financial Condition section above. Cyberex, Inc., a leading manufacturer of uninterruptable power systems and static transfer switches, was acquired by Joslyn on June 28, 1995, and will be included in this business segment. There are no sales or earnings of Cyberex included for the quarter or six months ended June 30, 1995.

The Utility Line Products business segment's net sales increased $1.6 million or 7% and operating income increased $347 thousand or 27% in the second quarter of 1995 compared to the second quarter of 1994. The improved performance is primarily due to improved production, sales mix and sales of metal oxide products.

Gross Profit as a percent of Net Sales was almost flat as it decreased to 26.3% in the second quarter of 1995 from 26.6% in the second quarter of 1994.

Other Expense, Net was less in the second quarter of 1995 compared to 1994 due to gains on the sale of real estate and some lower net miscellaneous charges in 1995.

Investment Income in the second quarter of 1995 improved primarily due to gains from sales of certain marketable securities.


Consolidated sales and operating income by business segments for the six months ended June 30, 1995 and 1994 are as follows (000 omitted):

                                    Six Months Ended         Increase
                                        June 30,            (Decrease)
                                   --------------------  ---------------
                                       1995       1994   Dollars Percent
                                   ---------  ---------  -------  ------
Net Sales

  Electrical Switches and Controls $ 69,303   $ 66,561   $2,742      4 %
  Utility Line Products              44,766     41,830    2,936      7
                                   ---------  ---------  -------
    Total                          $114,069   $108,391   $5,678      5
                                   =========  =========  =======
Operating Income

  Electrical Switches and Controls $ 10,062   $ 10,579   $ (517)    (5)
  Utility Line Products               3,013      2,705      308     11
                                   ---------  ---------  -------
      Total                        $ 13,075   $ 13,284   $ (209)    (2)
                                   =========  =========  =======


The Electrical Switches and Controls segment net sales increased 4% and operating income decreased 5% for the first six months of 1995 compared to the corresponding period in 1994. The sales and operating income performance of the power quality controls busnesses, which includes Joslyn Electronic Systems, Joslyn Clark Controls and Joslyn Jennings, was strong for the first six months of 1995 compared to the
same period in 1994.   The improved sales of these businesses and
others was partially offset by significantly lower sales by Joslyn Power Products and ADK. The operating income reduction of Joslyn Power Products and ADK (which had a loss) more than offset the improvements of the other businesses in the segment, resulting in the 5% operating income reduction. The reduced sales and operating income of Power Products relate primarily to lower domestic sales demand and lower foreign sales. The operating loss at ADK for the first six months of 1995 created a negative change of approximately $950 thousand compared to the 1994 operating income. As previously mentioned, Joslyn Corporation signed a definitive agreement to sell this business in July.

The Utility Line Products business segment's net sales increased 7% or $2.9 million and operating income increased 11% or $308 thousand in the first six months of 1995 compared to 1994. Sales increased because of strong metal oxide distribution arrester sales and the acquisition of a new product line at the end of the first quarter of 1994. The operating income increase reflects improved production and sales volume of metal oxide products. These improvements more than offset raw material price increases that reduced earnings at Hardware.

Year-to-date Other Expense, Net was less in 1995 compared to 1994 due to gains on the sale of real estate and lower net miscellaneous charges in 1995.

Investment Income for the first six months of 1995 improved over the same period in 1994 primarily due to gains from sales of certain marketable securities.

                             PART II
                        OTHER INFORMATION



Item 1.    Legal Proceedings



           (1.)  The Danaher Action

           On July 24, 1994 Danaher Corporation ("Danaher") and TK Acquisition Corporation, an indirect wholly owned subsidiary of Danaher ("TKAC"), filed a complaint in the United States District Court for the Northern District of Illinois, Eastern Division, seeking to enjoin the application of certain provisions of the Rights Agreement, dated as of February 10, 1988 and amended as of September 2, 1994, between the Corporation and The First National Bank of Chicago, as Rights Agent (the "Rights Agreement"), and certain provisions of Illinois law, Civil Action No. 95C 4245) (the "Danaher Action"). The complaint names as defendants the Corporation and the following directors of the Corporation: William
           E. Bendix, Lawrence G. Wolski, James M. Reed, Lawrence A. Reed, John
           H. Deininger and Richard C. Osborne. The relief sought includes, among other things, (i) an injunction prohibiting application of the continuing directors provisions of the Rights Agreement that require the approval of the "Continuing Directors" (i.e., each director who was such prior to the date of the Rights Agreement and each subsequently elected director if such director is recommended or approved by a majority of the "Continuing Directors", but excluding an "Acquiring Person" or any affiliate, associate or representative thereof) to redeem the Common Stock Purchase Rights (the "Rights") issued pursuant to the Rights Agreement or to make the Rights inapplicable to the tender offer (the "Offer") by TKAC to purchase all of the outstanding shares of Common Stock and associated Rights of the Corporation (together with the Rights, the "Common Shares"), and TKAC's proposed merger between the Corporation and TKAC and (ii) an injunction preventing the Board of Directors of the Corporation (the "Board") from treating (A) the tender of Common Shares to Danaher and TKAC, prior to their acceptance of such Common Shares for purchase, (B) Danaher and TKAC's obtaining of authorizations for the calling of a special meeting of the Corporation's shareholders or (C) the giving to Danaher or TKAC of revocable proxies or consents to vote the Common Shares, as vesting beneficial ownership of such Common Shares in Danaher or TKAC, thus making Danaher or TKAC "Interested Shareholders" for purposes of Illinois Business Corporation Act, 805 ILCS 5/7.85 ("Section 7.85"). In addition, the relief sought includes (i) an injunction preventing the application of the Rights Agreement to the Offer and ordering the Board to redeem the Rights, (ii) an injunction preventing the Board from using Section 7.85 or Illinois Business Corporation Act,
           805 ILCS 5/11.75 ("Section 11.75") to interfere with or prevent the Offer and ordering the Board to approve the Offer pursuant to Sections 7.85 and 11.75 to allow the Corporation's shareholders to accept the Offer, (iii) a declaratory judgment that the laws of any state other than Illinois are inapplicable to the Offer, a proposed merger and a proxy solicitation in connection therewith and (iv) an injunction preventing the Corporation or the individuals named as defendants from instituting proceedings concerning or related to the Offer, a proposed merger or a proxy solicitation in connection therewith in any other court or forum.

           The Corporation and Danaher have agreed in a Confidentiality Agreement dated July 28, 1995 (the "Confidentiality Agreement"), to stay all proceedings in the Danaher Action (and no new litigation may be commenced by either party against the other party) during Danaher's review of the confidential information supplied by the Corporation and any related discussions and negotiations.


           (2.)  The Steiner Action

           On July 24, 1995, Kenneth Steiner, an alleged owner of Common Shares, commenced a class action in the County Department - Chancery Division of the Circuit Court of Cook County, Illinois challenging the Board's alleged rejection of and refusal properly to consider the Offer (STEINER V. JOSLYN CORPORATION, No. 95 CH 06933) (the "Steiner Action"). The complaint, which was filed individually and on behalf of all stockholders of the Corporation (other than defendants and any person or entity affiliated with defendants), names as defendants the Corporation and the following Directors of the Corporation: William E. Bendix, Lawrence G. Wolski, James M. Reed, Lawrence A. Reed, John B. Deininger and Richard C. Osborne (collectively, the "Individual Defendants"). The relief sought includes (i) directing the Individual Defendants to (A) cooperate fully with any entity or persons having a bona fide interest in proposing any transactions which would maximize shareholder value,
           (B) undertake an evaluation of the Corporation's worth as a merger/ acquisition candidate, (C) enhance the Corporation's value and attractiveness as a merger/acquisition candidate, (D) effectively expose the Corporation to the marketplace in an effort to create an active auction of the Corporation, (E) act independently so that the interests of the Corporation's shareholders are protected and
           (F) insure that no conflicts exist between the interests of the Individual Defendants and their fiduciary obligation to maximize shareholder value or, in the event that such conflicts of interest exist, insure that such conflicts are resolved in the best interests of the Corporation's shareholders and (ii) ordering the Individual Defendants to account to the plaintiff and the class for all damages suffered and to be suffered by them as a result of the acts alleged in plaintiff's complaint.


Item 2.    Changes in Securities
           Not Applicable



Item 3.    Defaults Upon Senior Securities
           Not Applicable



Item 4.    Submission of Matters to a Vote of Security Holders
           At its April 26, 1995 Annual Shareholders' Meeting, the Registrant submitted three proposals which were voted on by its Shareholders:

           1. The Shareholders elected Messrs. William E. Bendix, John H. Deininger, Richard C. Osborne, James M. Reed, Lawrence A. Reed and Lawrence G. Wolski as directors of the Registrant to serve until the next Annual Shareholders' meeting.
Page 12

               There were no abstentions and no broker non-votes for any of the nominees for director. The number of votes cast for, or withheld, for each nominee for director are as follows:

                                                 For           Withheld
                                                 ___           ________

                        William E. Bendix        5,953,271       588,130
                        John H. Deininger        5,951,895       589,506
                        James M. Reed            5,951,079       590,322
                        Lawrence A. Reed         5,952,375       589,026
                        Richard C. Osborne       5,942,929       598,472
                        Lawrence G. Wolski       5,953,530       587,871


           2. The Shareholders also ratified the appointment of Arthur Andersen LLP as the Registrant's independent public accountants for the year 1995.


                                For        Against      Abstentions
                                ___        _______      ___________

                             5,952,491      25,156         563,754


           3. The Shareholders approved a proposed Non-Employee Director Stock Plan. The Plan provides that fifty percent of each non-employee director's annual retainer will be paid in common shares of the Company. The remaining fifty percent will be paid in cash. In Addition, the Plan provides for automatic yearly grants of options to purchase 1,000 common shares to each non-employee director.


                                For        Against      Abstentions
                                ___        _______      ___________

                             5,182,393     606,817        752,191


Item 5.        Other Information

           1.  Sale of Subsidiary

               On August 7, 1995, the Registrant sold all the issued and outstanding shares of its subsidiary, ADK Pressure Equipment Corp., to Wm. Steinen Mfg. Co.

           2.  Proxy Contest

               In Exhibit 11(a)(1) to the Tender Offer Statement on Schedule 14D-1, dated July 24, 1995 (the "Schedule 14D-1"), filed by TKAC with the Securities and Exchange Commission, TKAC and Danaher disclosed their intention to commence a solicitation of the Corporation's shareholders asking such shareholders to designate TKAC and Danaher as agents of the shareholders for the purpose of calling a special meeting of the shareholders of the

               Corporation to (i) remove all of the incumbent directors of the Corporation, (ii) amend the Corporation's By-laws to fix the number of directors of the Corporation at three and (iii) to elect the nominees of TKAC to serve as the directors of the Corporation. TKAC and Danaher also disclosed that, if elected, directors nominated by TKAC would take such action as might be necessary to expedite consummation of the Offer or, in the event that another transaction offering more value to the Corporation's shareholders were proposed, to take such action as might be necessary to facilitate such other transaction.

               On July 26, 1995, TKAC and Danaher filed with the Commission Amendment No. 1 to the Schedule 14D-1. Exhibit 11(g)(2) thereto is a Preliminary Proxy Statement (the "Proxy Statement") filed with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 on July 25, 1995. The Proxy Statement includes a Solicitation Statement that solicits the Corporation's shareholders to designate Danaher and TKAC as Agents of such shareholders for the purpose of calling a special meeting of the shareholders and a form of "Appointment of Designated Agents to effect such designation.

               The Corporation and Danaher have agreed in the Confidentiality Agreement that Danaher will stay all efforts to seek a special meeting of the Corporation's shareholders and to solicit proxies or written consents during Danaher's review of the confidential information supplied by the Corporation and any related discussions and negotiations.


Item 6.        Exhibits and Reports on Form 8-K

               During the quarter ended June 30, 1995, the following reports on Form 8-K have been filed:

                      Date of Report             Items Reported
                      ______________             ______________

                      June 30, 1995            Other Events (Item 5)
                      July  5, 1995            Acquisition or Disposition
                                                  of Assets (Item 2)
                      July 12, 1995            Other Events (Item 5)
                      July 20, 1995            Other Events (Item 5)
                      July 24, 1995            Other Events (Item 5)
                      (filed July 31, 1995)

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   JOSLYN CORPORATION
                                   Registrant





Date:  August 11, l995              /s/ Lawrence G. Wolski
                                    ________________________
                                        Lawrence G. Wolski
                                        Chief Executive Officer



Date:  August 11, l995              /s/  Raymond G. Bjorseth
                                   _________________________
                                        Raymond G. Bjorseth
                                        Controller